Form 10-Q
period 2021-03-31
Movano Inc.
filed 2021-05-14
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-40254

MOVANO INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0579295
(State of incorporation)	(I.R.S. Employer Identification No.)

6800 Koll Center Parkway, Pleasanton, CA 94566

(Address of principal executive office) (Zip code)

(415) 651-3172

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MOVE	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 13, 2021, there were 32,772,060 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$46,754	$5,710
Payroll tax credit, current portion	479	500
Prepaid expenses and other current assets	1,919	691
Total current assets	49,152	6,901
Property and equipment, net	48	38
Payroll tax credit, noncurrent portion	155	134
Other assets	56	10
Total assets	$49,411	$7,083

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$375	$246
Paycheck Protection Program loan, current portion	323	248
Other current liabilities	974	666
Total current liabilities	1,672	1,160
Noncurrent liabilities:
Convertible promissory notes, net	—	11,342
Accrued interest	—	292
Paycheck Protection Program loan, noncurrent portion	28	103
Warrant liability	—	1,549
Derivative liability	—	121
Early exercised stock option liability	406	417
Other noncurrent liabilities	23	161
Total noncurrent liabilities	457	13,985
Total liabilities	2,129	15,145

Commitments and contingencies (Note 11)

Series A redeemable convertible preferred stock, $0.0001 par value, no and 2,692,253 shares authorized at March 31, 2021 and December 31, 2020; no and 2,692,253 shares issued and outstanding at March 31, 2021 and December 31, 2020; liquidation preference of $0 and $15,170 at March 31, 2021 and December 31, 2020	—	13,856

Series B redeemable convertible preferred stock, $0.0001 par value, no and 5,238,095 shares authorized at March 31, 2021 and December 31, 2020; no and 4,942,319 shares issued and outstanding at March 31, 2021 and December 31, 2020; liquidation preference of $0 and $21,858 at March 31, 2021 and December 31, 2020	—	18,962

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 and no shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 75,000,000 and 22,069,652 shares authorized at March 31, 2021 and December 31, 2020; 32,772,060 and 6,393,069 shares issued and outstanding at March 31, 2021 and December 31, 2020	3	1
Additional paid-in capital	95,882	—
Accumulated deficit	(48,603)	(40,881)
Total stockholders’ equity (deficit)	47,282	(40,880)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$49,411	$7,083

See accompanying notes to financial statements.

Movano Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING EXPENSES:
Research and development	$1,942	$1,501
General and administrative	1,324	518
Total operating expenses	3,266	2,019

Loss from operations	(3,266)	(2,019)

Other income (expense), net:
Interest expense	(883)	(8)
Change in fair value of warrant liability	(1,581)	23
Change in fair value of derivative liability	121	(33)
Interest and other income, net	1	12
Other income (expense), net	(2,342)	(6)

Net loss and comprehensive loss	(5,608)	(2,025)

Accretion and dividends on redeemable convertible preferred stock	(2,489)	(1,956)
Net loss attributable to common stockholders	$(8,097)	$(3,981)

Net loss per share attributable to common stockholders, basic and diluted	$(1.01)	$(1.58)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,049,048	2,524,209

See accompanying notes to financial statements.

Movano Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock						Additional		Total Stockholders’
	Series A		Series B		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	2,692,253	$13,856	4,942,319	$18,962	6,393,069	$1	$—	$(40,881)	$(40,880)
Stock-based compensation	—	—	—	—	—	—	355	—	355
Accretion of Series A and Series B redeemable convertible preferred stock	—	686	—	1,803	—	—	(2,489)	—	(2,489)
Issuance of common stock upon exercise of options	—	—	—	—	134,541	—	49	—	49
Vesting of early exercised stock options	—	—	—	—			38	—	38
Reclassification of negative additional paid-in capital	—	—	—	—	—	—	2,114	(2,114)	—
Conversion of preferred stock to common stock upon initial public offering	(2,692,253)	(14,542)	(4,942,319)	(20,765)	11,436,956	1	35,306	—	35,307
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	9,775,000	1	41,924	—	41,925
Issuance of underwriter warrants upon initial public offering	—	—	—	—	—	—	2,349	—	2,349
Reclassification of liability-classified warrants upon initial public offering	—	—	—	—	—	—	3,130	—	3,130
Conversion of convertible promissory notes and accrued interest upon initial public offering	—	—	—	—	5,015,494	—	12,550	—	12,550
Issuance of common stock for nonemployee services	—	—	—	—	17,000	—	85	—	85
Beneficial conversion feature upon issuance of convertible promissory note	—	—	—	—	—	—	471	—	471
Net loss	—	—	—	—	—	—	—	(5,608)	(5,608)
Balance at March 31, 2021	—	$—	—	$—	32,772,060	$3	$95,882	$(48,603)	$47,282

	Redeemable Convertible Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	2,692,253	$11,212	4,942,319	$12,692	4,539,584	$—	$—	$(19,907)	$(19,907)
Stock-based compensation	—	—	—	—	—	—	49	—	49
Accretion of Series A and Series B redeemable convertible preferred stock	—	609	—	1,347	—	—	(1,956)	—	(1,956)
Reclassification of negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	1,907	(1,907)	—
Net loss	—	—	—	—	—	—	—	(2,025)	(2,025)
Balance at March 31,2020	2,692,253	$11,821	4,942,319	$14,039	4,539,584	$—	$—	$(23,839)	$(23,839)

See accompanying notes to financial statements.

Movano Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,608)	$(2,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	3
Stock-based compensation	355	49
Accretion of debt discount on convertible promissory notes	772	5
Accrued interest on convertible promissory notes	115	5
Nonemployee services under convertible promissory notes	50	—
Compensation of nonemployee services upon issuance of common stock	74	—
Change in fair value of derivative liability	(121)	32
Change in fair value of warrant liability	1,581	(23)
Changes in operating assets and liabilities:
Payroll tax credit	—	(165)
Prepaid expenses and other current assets	(1,425)	(73)
Other assets	(46)	165
Accounts payable	125	231
Other current liabilities	87	(427)
Net cash used in operating activities	(4,040)	(2,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11)	—
Net cash used in investing activities	(11)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	—	1,260
Payment of issuance costs	—	(35)
Issuance of common stock	76	—
Proceeds from issuance of shares upon Initial Public Offering - net of issuance costs	45,019	—
Net cash provided by financing activities	45,095	1,225

Net increase in cash and cash equivalents	41,044	(998)
Cash and cash equivalents at beginning of period	5,710	4,291
Cash and cash equivalents at end of period	$46,754	$3,293

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Series A redeemable convertible preferred stock	$686	$609
Accretion of Series B redeemable convertible preferred stock	$1,803	$1,347
Conversion of preferred stock to common stock upon initial public offering	$35,307	$—
Reclassification of liability-classified warrants upon initial public offering	$3,130	$—
Issuance of underwriter warrants upon initial public offering	$2,349	$—
Issuance of convertible promissory notes upon completion of nonemployee services	$500	$—
Beneficial conversion feature upon issuance of convertible promissory note	$471	$—
Conversion of convertible promissory notes and accrued interest upon initial public offering	$12,550	$—
Vesting of common stock issued upon early exercise	$38	$—
Issuance of common stock for nonemployee services	$11	$—
Reclassification of deferred offering costs upon initial public offering	$497	$—
Initial public offering expenses in accrued expenses	$244	$—
Initial public offering expenses in accounts payable	$4	$—

See accompanying notes to financial statements.

Movano Inc.

Notes to Condensed Financial Statements

For the three months ended March 31, 2021 and 2020

(Unaudited)

Note 1 – Business Organization, Nature of Operations

Movano Inc. (the “Company” or “Movano” or “Our”) was incorporated in Delaware on January 30, 2018 as Maestro Sensors Inc. and changed its name to Movano Inc. on August 3, 2018. The Company is in the development-stage and is a health-focused technology company creating simple, smart, and personalized wearables designed to help individuals on their health journey optimize for good health today and to help prevent and manage chronic diseases in the future. The Company’s wearables are being developed to provide vital health information, including glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve the quality of their lives.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology. As of December 31, 2020, the Company had not yet completed the development of its product and had not yet recorded any revenues. From February 2020 to December 2020, the Company issued subordinated convertible promissory notes for approximately $11.1 million in net proceeds (See Note 6). Additionally, in May 2020, the Company received a Paycheck Protection Program loan for $0.4 million (See Note 5.)

In December 2019, a novel coronavirus and the resulting disease (“COVID-19”) was reported, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. In February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic. The Company is continuing to ascertain the long-term impact of the COVID-19 pandemic on its business, but given the uncertainty about the situation, the Company cannot estimate the impact to our financial statements from the economic crisis arising from COVID-19.

The Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-252671), was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2021. The registration statement registered the securities offered in the Company’s initial public offering (“IPO”). In the IPO, the Company sold 9,775,000 shares of common stock at a price to the public of $5.00 per share, including the full exercise of the underwriters’ option to purchase additional shares. The IPO closed on March 25, 2021 and the underwriters exercised their overallotment option as of March 25, 2021, as a result of which the Company raised net proceeds of $44.3 million after deducting $3.3 million in underwriting discounts, commissions, and expenses and $1.3 million in offering expenses paid or payable by the Company. National Securities Corporation (“NSC”) was the underwriter for the IPO, and also received a warrant related to the IPO, which is discussed in Note 9. No portion of the net proceeds from the IPO were used for payments made by the Company to its directors or officers or persons owning ten percent or more of its common stock or to their associates, or to the Company’s affiliates, other than payments in the ordinary course of business to officers for salaries and to nonemployee directors as compensation for board or board committee service.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through March 31, 2021, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited and condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited and condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The condensed balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year included in Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 17, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods.

Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock, stock options and warrants, the valuation of the embedded redemption derivative liability and income taxes. Estimates are periodically reviewed considering changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment. The Company’s chief operating decision maker is the chief executive officer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. All cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts. The amounts deposited in the money market accounts exceeds federally insured limits. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

The Company has no financial instruments with off-balance sheet risk of loss.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of prepaid expenses, other current receivables, and deferred offering costs, which consist of legal, accounting, filing and other fees related to the IPO that were capitalized prior to the IPO. The deferred offering costs were offset against proceeds from the IPO upon the effectiveness of the IPO within additional paid-in capital. As of March 31, 2021 and December 31, 2020, offering costs of approximately $0 and $0.5 million were capitalized, respectively.

Paycheck Protection Program Loan

The Company accounts for funds received from the Paycheck Protection Program as a financial liability with interest accrued and expensed over the term of the loan under the effective interest method. The loan will remain recorded as a liability until the Company has been legally released from the liability or the Company repays the liability. Any amount that is ultimately forgiven by the lender would be recognized in the statement of operations and comprehensive loss as a gain extinguishment.

Convertible Financial Instruments

The Company bifurcates embedded redemption and conversion options from their host instruments and accounts for them as freestanding derivative financial instruments at fair value if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

From time to time, the Company issues convertible financial instruments to nonemployees in payment for services that are provided. Until the services are completely rendered, the Company will expense the principal and any interest earned prior to the service completion to the representative expense account for the services performed and will record a noncurrent liability for the expected amount of the principal balance. Upon completion of the services, the Company will reclassify the noncurrent liability balance to the balance of an outstanding convertible financial instrument and assess the embedded redemption and conversion options that are applicable at that time.

Beneficial Conversion Feature

If the conversion feature of conventional convertible promissory notes provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount and as additional paid-in capital on the condensed balance sheet. In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Redeemable Convertible Preferred Stock

The Company records all shares of redeemable convertible preferred stock at their respective issuance price less issuance costs on the dates of issuance. Under certain circumstances the Company will be required to redeem the Series A and Series B redeemable convertible preferred stock unless an IPO has been consummated prior to April 1, 2021, or an extension or waiver is obtained upon approval of a majority of the holders of such preferred stock. As the preferred stock becomes redeemable due to the passage of time, the Company considers the preferred stock to be redeemable as of April 1, 2021. The Company records the accretion of the Series A and B preferred stock balances to their respective redemption amounts using the effective interest method. The redeemable convertible preferred stock is presented outside of stockholders’ deficit on the condensed balance sheet as of December 31, 2020. Upon the IPO, the redeemable convertible preferred stock converted in to 11,436,956 shares of common stock.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three months ended March 31, 2021 and 2020.

The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted considering changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of liability provisions and changes to the liability that are considered appropriate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

Stock-Based Compensation

The Company measures equity classified stock-based awards granted to employees, directors, and nonemployees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term, the volatility of the Company’s common stock, and an assumed risk-free interest rate. The Company accounts for forfeitures as they occur.

Early Exercised Stock Option Liability

Upon the early exercise of stock options by employees, the Company records as a liability the purchase price of unvested common stock that the Company has a right to repurchase if and when the employment of the stockholder terminates before the end of the requisite service period. The proceeds originally recorded as a liability are reclassified to additional paid-in capital as the Company’s repurchase right lapses.

Fair Value Measurements

The Company accounts for certain of its financial assets and liabilities at fair value. The Company uses a three-level hierarchy, which prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in those financial instruments.

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3 –	Significant unobservable inputs that cannot be corroborated by market data.

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands).

	March 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets – money market funds	$46,328	$46,328	$—	$—

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets – money market funds	$5,181	$5,181	$—	$—
Warrant liability	$1,549	$—	$—	$1,549
Derivative liability	$121	$—	$—	$121

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. At December 31, 2020, the warrants related to the Series A preferred stock issuance, the Series B preferred stock issuance, and the convertible promissory notes and the derivative liability related to the issuance of convertible promissory notes are classified within level 3 of the valuation hierarchy. The instruments are not present at March 31, 2021 in light of accounting ramifications of the IPO, which are discussed further in Note 6 and Note 9.

The carrying amounts of cash and cash equivalents, prepaid expenses, payroll tax credit, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Based upon interest rates currently available to the Company for debt with similar terms, the carrying values of the Company’s convertible promissory notes and Paycheck Protection Program Loan are approximately equal to their fair values.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the accretion on the Series A and B redeemable convertible preferred stock and cumulative dividends on Series A and B redeemable convertible preferred stock. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since the effects of potentially dilutive securities are antidilutive.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740). The amendments in this update provide further simplification of accounting standards for the accounting for income taxes. Certain exceptions for requirements regarding the accounting for franchise taxes, tax basis of goodwill, and tax law rate changes are made. The Company early adopted this guidance as of January 1, 2021 and the adoption did not have a significant impact on the financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the early recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 requires the use of a transition model that will result in the earlier recognition of allowances for losses. The Company early adopted this guidance as of January 1, 2021 and the adoption did not have a significant impact on the financial statements and related disclosures.

Note 3 – Property and Equipment

Property and equipment, net, as of March 31, 2021 and December 31, 2020, consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Office equipment and furniture	$43	$43
Test equipment	33	22
Total property and equipment	76	65
Less: accumulated depreciation	(28)	(27)
Total property and equipment, net	$48	$38

Total depreciation expense related to property and equipment was approximately $1,000 and $3,000 for the three months ended March 31, 2021 and 2020, respectively.

Note 4 – Other Current Liabilities

Other current liabilities as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development	$—	$197
Accrued compensation	380	184
Accrued vacation	218	192
Accrued legal expense	85	41
Accrued accounting and consulting expense	228	40
Other	63	12
	$974	$666

NOTE 5 – PAYCHECK PROTECTION PROGRAM LOAN

The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On April 23, 2020, the Company entered into a promissory note with Silicon Valley Bank evidencing an unsecured loan in the aggregate amount of approximately $351,000 under the PPP (the “PPP Loan”). The interest rate on the PPP Loan was 1.00% and the term was two years, with a deferral of payments for ten months from the date of origination. On May 7, 2020, the Company elected to repay the PPP loan in full until further guidance was provided by the SBA on the loan origination and eligibility requirements. On May 27, 2020, the Company entered into a promissory note with Silicon Valley Bank evidencing an unsecured loan in the aggregate amount of approximately $351,000, with all other terms the same as the prior loan. Beginning eleven months from the date of the PPP Loan, the Company is required to make monthly payments of principal and interest. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. The PPP Loan may be repaid at any time by the Company without prepayment penalties.

Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations, if those debt obligations are incurred before February 15, 2020. The Company intends to use the entire PPP Loan amount for qualifying expenses.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for qualifying expenses. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

As of March 31, 2021, future minimum payments under the PPP loan are as follows: $323,000 in 2021; and $28,000 in 2022.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

On various dates between February 2020 and December 2020, the Company received total proceeds of approximately $11.8 million from the issuance of subordinated convertible promissory notes (“Convertible Notes”) to investors. The Convertible Notes accrued interest at 4% per year and the principal balance of the Convertible Notes, plus all accrued interest is due on February 28, 2022 (the Maturity Date).

The Convertible Notes were convertible upon the occurrence of certain events, including upon a change in control or a next equity financing. The conversion features are described as follows:

Conversion Event	Description	Conversion Price
Automatic Conversion – Next Qualified Equity Financing	Upon the closing of a Next Qualified Equity Financing (defined as greater than $5,000,000), the Convertible Notes are converted into shares issued equal to the outstanding balance divided by the Conversion Price	An amount equal to the lower of (i) 80% of the lowest per-share selling price of such stock sold by the Company at the Next Qualified Equity Financing or (ii) the implied per share price determined by dividing $60,000,000 by the total number of Common Stock Equivalents (defined as fully diluted common shares for all outstanding securities, excluding common shares reserved for issuance or exercise of options or grants in the future) immediately prior to Next Financing Closing

Automatic Conversion – Change of Control (defined as consolidation or merger of the Company or transfer of a majority of share ownership or disposition of substantially all assets of the Company)	If at any time before payment or conversion of the balance, the Company effects a Change of Control, all of the balance outstanding immediately prior to such Change of Control will automatically convert into the most senior series of Preferred Stock outstanding immediately prior to such Change of Control at the Conversion Price.	An amount equal to the implied per share price determined by dividing $60,000,000 by the total number of Common Stock Equivalents immediately prior to such Change of Control.

Automatic Conversion – Maturity Date	If the Company has not paid or otherwise converted the entire balance before the Maturity Date, then on the Maturity Date, all of the balance then outstanding will automatically convert into the most senior series of Preferred Stock outstanding as of the Maturity Date at the Conversion Price then in effect.	An amount equal to the implied per share price determined by dividing $60,000,000 by the total number of Common Stock Equivalents as of the Maturity Date.

Automatic Conversion – IPO	If at any time before payment or conversion of the balance, the Company consummates an IPO, all of the balance outstanding immediately prior to the IPO will automatically convert into Common Stock at the Conversion Price.	An amount equal to the lower of (i) 80% of the lowest per-share selling price of the common stock sold by the Company in an IPO or (ii) the implied per share price determined by dividing $60,000,000 by the total number of Common Stock Equivalents immediately prior to closing of an IPO.

Conversion Event	Description	Conversion Price
Optional Conversion	If at any time while the Convertible Notes are still outstanding the Company sells stock in a single transaction or in a series of related transactions that does not constitute a Next Qualified Equity Financing (and thus is defined as a Non-qualified Financing), then, at the closing of the Nonqualified Financing, the balance then outstanding may be converted, at the option of the holder, into that number of shares of Non-qualified Preferred Stock (preferred stock sold in the Non-qualified Financing) determined by dividing (i) the balance by (ii) the Conversion Price then in effect.	An amount equal to the lowest per share selling price of Nonqualified Preferred Stock sold by the Company for new cash investment in the Non-Qualified Financing.

As part of the Convertible Note financing, the Company agreed to issue subordinated convertible promissory notes to nonemployees in exchange for services totaling $747,000.

As of December 31, 2020, Convertible Notes totaling approximately $247,000 were issued to nonemployees  in exchange for services. As of December 31, 2020, future services of $500,000 of the original $747,000 had not been fully completed. A portion of those services that had been completed were recorded as a component of other noncurrent liabilities of $150,000 on the condensed balance sheet at December 31, 2020.

During the three months ended March 31, 2021, additional nonemployee services of $50,000 were completed, which were recorded as a component of other noncurrent liabilities. In connection with the IPO, a Convertible Note for $500,000 was issued for nonemployee services and the $300,000 of the nonemployee services that remained to be completed was recorded in prepaid assets and other current expenses on the condensed balance sheet. The Company calculated a BCF of approximately $0.5 million upon the issuance of this Convertible Note. During the three months ended March 31, 2020, there were no nonemployee services completed.

In connection with the Convertible Notes, the Company issued 10,000 and 204,500 warrants to purchase common stock, to a noteholder and its brokers, respectively. The warrants have a five-year life and are initially exercisable into common stock at $2.97 per share. (See Note 9 – Common Stock Warrants for fair value computation and discussion of the change in the exercise price). During March 2021, 42,220 of these warrants to purchase common stock were cancelled.

Issuance costs and commissions to brokers to obtain the Convertible Notes were recorded as a debt discount in the amount of approximately $83,000 and $612,000, respectively.

The Company determined that the terms that would result in Convertible Notes automatically converting at (i) 80% of the lowest per-share selling price of the stock sold by the Company in the Next Qualified Equity Financing or (ii) 80% of the lowest per-share selling price of the Conversion Stock sold by the Company in an IPO are deemed a redemption feature. The Company also concluded that those redemption features require bifurcation from the Convertible Notes and subsequent accounting in the same manner as a freestanding derivative. Accordingly, subsequent changes in the fair value of these redemption features are measured at each reporting period and recognized in the condensed statement of operations and comprehensive loss.

The sum of the fair value of the warrants, the fair value of the embedded redemption derivative liability, issuance costs, BCF and commission payments for the Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three months ended March 31, 2021 and 2020, the Company recognized interest expense of approximately $0.8 million and $0 from the accretion of those debt discounts.

The Convertible Notes automatically converted upon the closing of the IPO at the implied per share price determined by dividing $60,000,000 by the total number of Common Stock Equivalents immediately prior to the closing of the IPO. The outstanding principal ($12.5 million) and interest due ($0.4 million) under the Convertible Notes, in an aggregate amount of $12.9 million, was converted into 5,015,494 shares of the Company’s common stock at the implied per share conversion of $2.5736. The carrying value of the Convertible Notes was credited to common stock and additional paid-in capital on the condensed balance sheet. The remaining unamortized discount of $0.4 million was recorded to additional paid-in capital and no gain or loss was recognized on the conversion. The remaining unamortized discount related to the BCF of $0.5 million was recognized immediately as interest expense in the condensed statement of operations and comprehensive loss.

Derivative Liability

As described above, the redemption provisions embedded in the Convertible Notes required bifurcation and measurement at fair value as a derivative. The fair value of the Convertible Note embedded redemption derivative liability was calculated by determining the value of the debt component of the Convertible Notes at various conversion or maturity dates using a Probability Weighted Expected Return valuation method. The fair value calculation placed greater probability on the occurrence of the conversion or the maturity date scenario, with little or no weight given to other scenarios. The fair value of the embedded redemption derivative liability is significantly influenced by the discount rate, the remaining term to maturity and the Company’s assumptions related to the probability of a qualified financing or no financing prior to maturity. The Financing Date is the estimated date of an automatic conversion as the result of a Next Qualified Equity Financing or an IPO.

The Company estimated the fair value of the embedded redemption derivative liability using the following weighed average assumptions as of December 31, 2020:

	Financing Date	Maturity Date
Probability of Conversion at Financing	80%	20%
Expected Term	March 2021	February 2022
Conversion Ratio	1.25	N/A
Discount Rate	1.68% to 11.67%	N/A

The Company estimated the fair value of the embedded redemption derivative liability using the following weighed average assumptions as of March 31, 2020:

	Financing Date	Maturity Date
Probability of Conversion at Financing	80%	20%
Expected Term	March 2021	February 2022
Conversion Ratio	1.25	N/A
Discount Rate	6.18% to 11.67%	N/A

The embedded redemption derivative liability no longer had significant value as of the date of the Company’s IPO since the conversion of the Convertible Notes occurred via a redemption feature that was not bifurcated as a derivative. Upon the conversion of the Convertible Notes at the IPO, the Company recorded a final change in the fair value of the derivative liability of $0.1 million in the condensed statement of operations and comprehensive loss, and the derivative liability was extinguished.

The changes in the fair value of the derivative liability for the three months ended March 31, 2021 and 2020 were as follows:

Warrant Issuance	December 31, 2020	Fair Value at issuance date	Change in fair value	March 31, 2021
Derivative liability	$121	—	(121)	$—

Warrant Issuance	December 31, 2019	Fair Value at issuance date	Change in fair value	March 31, 2020
Derivative liability	$—	71	32	$103

Note 7 – REDEEMABLE Convertible Preferred Stock

On March 28, 2019, the Company’s Second Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State which (i) increased the number of shares of common stock the Company is authorized to issue to 22,069,652; (ii) increased the number of shares of preferred stock the Company was authorized to issue to 7,930,348, of which 2,692,253 shares were designated as Series A preferred stock and 5,238,095 shares were designated as Series B preferred stock; (iii) amended and set a fixed conversion price of Series A preferred stock to $1.40; and (iv) extended the IPO Commitment Date from April 1, 2020 to no later than March 31, 2021.

The Company assessed the accounting treatment of the amendment of the Certificate of Incorporation related to the Series A preferred stock and determined that the amendment is a modification for accounting purposes. After considering the nature of the changes as a result of the amendment, the Company determined the modification of the Series A preferred stock did not have a significant impact on the financial statements.

On various dates from March 2019 through August 2019, the Company issued 4,942,319 shares of Series B preferred stock at $2.10 per share for net cash proceeds of $9.3 million. The Series B preferred stock has a liquidation preference of an amount equal to the greater of (i) two times the original issue price of $2.10 per share (adjusted for stock splits, stock dividends, stock combination, recapitalizations and certain similar events) plus any declared and unpaid dividends thereon or (ii) the amount per share that would have been received by the holders had the Series B preferred stock been converted into common stock immediately prior to such liquidation, dissolution or winding-up plus any declared and unpaid dividends thereon, pari passu with the Series A preferred stock and in preference to any distributions to the holders of common stock.

The Series B preferred stock was measured and recorded at the transaction price net of issuance costs, resulting in an initial value of $9.3 million. The accretion to the carrying value of the Series B preferred stock was recorded as a charge to additional paid in capital. The accumulated accretion as of the IPO date was $11.5 million, which resulted in an adjusted Series B preferred stock carrying value of $20.8 million.

The accretion to the carrying value of the Series A preferred stock was recorded as a charge to additional paid in capital. The accumulated accretion as of the IPO date was $8.2 million, which resulted in an adjusted Series A preferred stock carrying value of $14.5 million.

Upon the IPO, the redeemable convertible preferred stock converted in to 11,436,956 shares of common stock and no shares of redeemable convertible preferred stock remain outstanding as of March 31, 2021.

On March 24, 2021, the Company’s Third Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State which (i) eliminated the Company’s Series A and Series B preferred stock, (ii) increased the authorized number of shares of common stock to 75,000,000 and (iii) authorized 5,000,000 shares of preferred stock at par value of $0.0001 per share. The significant rights and preferences of the preferred stock will be established by the Company’s Board of Directors (the “Board”) upon issuance of any such series of preferred stock in the future.

Note 8 – Common Stock

As of March 31, 2021 and December 31, 2020, the Company was authorized to issue 75,000,000 and 22,069,652 shares of common stock with a par value of $0.0001 per share, and 32,772,060 and 6,393,069 shares were issued and outstanding, respectively.

Conversion of Redeemable Convertible Preferred Stock

In connection with the closing of the IPO, on March 25, 2021, the outstanding shares of the Company’s Series A and Series B redeemable convertible preferred stock was converted into 11,436,956 shares of the Company’s common stock. The holders of the common stock with respect to the conversion shares are subject to lock-up requirements with respect to the conversion shares until September 25, 2021.

Conversion of Convertible Notes

In connection with the funding of the IPO, on March 25, 2021, the principal and interest due under the Company’s Convertible Notes, in an aggregate amount of $12.9 million, was converted into 5,015,494 shares of the Company’s common stock. The purchasers of the convertible notes are subject to lock-up requirements with respect to the conversion shares until September 25, 2021.

Third Amended and Restated Certificate of Incorporation

In connection with the IPO, the Third Amended and Restated Certificate of Incorporation became effective and authorized 75,000,000 shares of common stock at par value of $0.0001 per share. Dividends may be declared and paid on the common stock when and if determined by the Board of Directors. Upon liquidation, each common stockholder is entitled to receive an equal portion of the distribution. Each holder of common stock will have one vote in respect of each share of common stock held. The rights and privileges listed above will be subject to preferential rights of any then outstanding shares of preferred stock.

At the IPO date, the Company issued 17,000 shares of common stock for nonemployee services valued at $85,000.

Common stock reserved for future issuance as March 31, 2021 is summarized as follows:

Warrants to purchase common stock	1,938,143
Stock options outstanding	4,367,637
Stock options available for future grants	1,340,322
Total	7,646,102

Restricted Stock Purchase Agreements

In 2018, 400,000 shares were issued to the Company’s founder at inception pursuant to a Restricted Stock Purchase Agreement. The Restricted Stock Purchase Agreement stipulates that in the event of the voluntary or involuntary termination of the Company’s founder’s continuous service status for any reason (including death or disability), with or without cause, the Company or its assignees(s) shall have an option (“Repurchase Option”) to repurchase all or any portion of the shares held by the Purchaser as of the termination date which have not yet been released from the Company’s Repurchase Option at the original purchase price of $0.0125 per share. Shares are to be released from the Repurchase Option over four years. The initial 12/48ths of the shares were released on January 30, 2019, and an additional 1/48th of the shares are being released monthly thereafter. As of March 31, 2021 and December 31, 2020, 83,333 and 108,333 of the shares issued to the Company’s founder remain subject to the Repurchase Option, respectively. These shares were originally purchased by the Company’s founder at $0.0125 per share.

In 2018, 3,640,000 shares were also issued pursuant to a Restricted Stock Purchase Agreement. The holders of these shares are considered related parties of the Company because the holders are directly related either to the founder or to the legal counsel of the Company. The same terms described above apply to these issuances. As of March 31, 2021 and December 31, 2020, 758,334 and 985,834 of the shares issued to these holders remain subject to the Repurchase Option, respectively. These shares were originally purchased by the holders at $0.0125 per share.

Early Exercised Stock Option Liability.

During the three months ended March 31, 2021, 50,000 shares were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements. There were no early exercises during the three months ended March 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company has recorded a repurchase liability for approximately $406,000 and $417,000 for 826,127 and 856,814 shares that remain unvested. The weighted average remaining vesting period is approximately 3 years.

Note 9 – Common Stock Warrants

Preferred A Placement Warrants

On February 22, 2018, the Company entered into an agreement with NSC, pursuant to which the Company engaged NSC as the Company’s exclusive financial advisor and placement agent in connection with an offering or series of offerings of Company securities. Specifically, NSC was the placement agent in connection with the sale of its Series A preferred stock.

In connection with the closing of Series A preferred stock offering, the Company issued warrants (“Preferred A Placement Warrants”) to purchase a total of 133,648 shares of its common stock to NSC on March 14, 2018 and April 23, 2018. On June 1, 2018, the Preferred A Placement Warrants were reassigned among NSC and three individuals at LPV. The Preferred A Placement Warrants have a term of five years and the exercise price is equal to the conversion price of Series A preferred stock upon its conversion. The Preferred A Placement Warrants included an adjustment provision pursuant to which upon completion of the IPO, and the conversion of the Series B preferred stock in connection therewith, the number of shares issuable upon exercise of the warrants was adjusted to be equal to 10% of the aggregate number of common stock shares issued by the Company upon conversion of 1,336,485 shares of Series A preferred stock (the “Preferred A Adjustment Provision”).

The Second Amended and Restated Certificate of Incorporation that was approved on March 28, 2019 amended and fixed the conversion price of the Series A preferred stock at $1.40. As a result, on August 28, 2019, the Company elected to amend and reissue the Preferred A Placement Warrants, thereby reducing the exercise price to $1.40 and increasing the number of warrant shares by 109,200 to a total of 242,848 warrant shares.

In connection with the IPO, pursuant to the Preferred A Adjustment Provision variable settlement provision, the number of shares of common stock subject to the Preferred A Placement Warrants settled, resulting in an additional 50,195 shares of common stock.

Preferred A Lead Investor Warrants

During February 2021, a total of 52,500 warrants for common stock were issued to advisors to the Company at a weighted average exercise price of $0.0125 per share. The resulting fair value of the warrants for common stock is not significant.

Preferred B Placement Warrants

On April 16, 2019, in connection with the Series B preferred stock offering, the Company issued warrants (“Preferred B Placement Warrants”) to purchase 414,270 shares of its common stock to NSC, Newbridge Securities Corporation, and five individuals at LPV. The Preferred B Placement Warrants have a term of five years and their exercise price is equal to $2.10, the conversion price of Series B preferred stock. The Preferred B Placement Warrants included an adjustment provision pursuant to which upon completion of the IPO, and the conversion of the Series B preferred stock in connection therewith, the number of shares issuable upon exercise of the warrants was adjusted to be equal to 10% of the aggregate number of common stock shares issued by the Company upon conversion of 4,142,270 shares of Series B preferred stock(the “Preferred B Adjustment Provision”).

In connection with the IPO, pursuant to the Preferred B Adjustment Provision variable settlement provision, the number of shares of common stock subject to the Preferred B Placement Warrants settled, resulting in an additional 49,528 shares of common stock.

Convertible Note Placement Warrants

In connection with the Convertible Notes, the Company issued 10,000 and 204,500 warrants to purchase common stock, to a noteholder and its brokers, respectively. The warrants have a five-year life and are initially exercisable into common stock at $2.97 per share with the warrants ultimately being exercisable into common stock at the final Conversion Price of the Convertible Notes. When the Convertible Notes converted at the IPO date as described in Note 7, the exercise price of the warrants was adjusted to equal the Conversion Price, which is $2.57. During March 2021, 42,220 of these warrants to purchase common stock were cancelled.

Underwriter Warrants

In connection with the IPO, the Company issued the underwriter a warrant to purchase shares of common stock equal to 9.79% of the shares of common stock sold in the IPO or 956,973 shares. The warrant is exercisable at $6.00 per share and has a 5-year term. The warrant is subject to a six-month lock-up period. Additionally, the underwriter has contractually agreed that it will not sell, transfer, assign, pledge, or hypothecate this warrant or the securities underlying this warrant, nor will it engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of this warrant or the underlying securities for a period of 540 days (approximately 18 months) from the IPO.

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2021:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2020	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, March 31, 2021	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	242,847	—	—	—	50,195	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	—	52,500	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	414,270	—	—	—	49,528	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.97	214,050	—	—	(42,220)	—	171,830	August 2025
Underwriter warrants	March 2021	$6.00	—	956,973	—	—	—	956,973	March 2026
			871,167	1,009,473	—	(42,220)	99,723	1,938,143

Warrants Classified as Liabilities

Preferred A Placement Warrants and Preferred B Placement Warrants

The Preferred A Placement Warrants and Preferred B Placement Warrants were initially classified as a derivative liability because their variable terms did not qualify these as being indexed to the Company’s own common stock and will be measured at fair value on a recurring basis.

As a result of the conversion of the Preferred Stock into common stock in connection with the IPO, and the related impact of the Preferred A Adjustment Provision and the Preferred B Adjustment Provision, the number of warrant shares that are convertible is no longer variable. Accordingly, the Preferred A Placement Warrants and Preferred B Placement Warrants were determined to be indexed to the Company’s own common stock and will no longer be measured at fair value on a recurring basis. Instead the Preferred A Placement Warrants and the Preferred B Placement Warrants were determined to be equity instruments, and the liability was recorded at fair value with the change in fair value recorded in the condensed statement of operations and comprehensive loss and reclassified to additional paid-in capital at their estimated fair value at the IPO date.

Convertible Notes Placement Warrants

The Convertible Notes Placement Warrants are classified as a derivative liability because the exercise price was variable, thus these do not qualify as being indexed to the Company’s own common stock and will be measured at fair value on a recurring basis.

As a result of the conversion of the Convertible Notes into common stock in connection with the IPO, the exercise price is no longer variable. Accordingly, the Convertible Notes Placement Warrants were determined to be indexed to the Company’s own common stock and will no longer be measured at fair value on a recurring basis. Instead the Convertible Notes Placement Warrants were determined to be equity instruments, and the liability was recorded at fair value with the change in fair value recorded in the condensed statement of operations and comprehensive loss and reclassified to additional paid-in capital at their estimated fair value at the IPO date.

Estimated Fair Value of Outstanding Warrants Classified as Liabilities

The estimated fair value of outstanding warrants classified as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the condensed statements of operations and comprehensive loss as a change in fair value of warrant liability.

The changes in fair value of the outstanding warrants classified as liabilities for the three months ended March 31, 2021 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2020	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Reclassified to additional paid-in capital	Warrant liability, March 31, 2021
Preferred A Placement Warrants	$518	$—	$—	$575	$(1,093)	$—
Preferred B Placement Warrants	708	—	—	800	(1,508)	$—
Convertible Notes Placement Warrants	323	—	—	206	(529)	$—
	$1,549	$—	$—	$1,581	$(3,130)	$—

The changes in fair value of the warrant liability for the three months ended March 31, 2020 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2019	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Warrant liability, March 31, 2020
Preferred A Placement Warrants	$12	$—	$—	$(8)	$4
Preferred B Placement Warrants	20	—	—	(15)	5
	$32	$—	$—	$(23)	$9

The fair values of the outstanding warrants accounted for as liabilities at the IPO date are calculated using the Black-Scholes option pricing model with the following assumptions:

	Black-Scholes Fair Value Assumptions at IPO Date
Warrant Issuance	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Preferred A Placement Warrants	–%	59.21%	0.14%	2.0 years
Preferred B Placement Warrants	–%	58.51%	0.30%	3.0 years
Convertible Note Placement Warrants	–%	52.28%	0.82%	4.4 years

Upon the conversion of the redeemable convertible preferred stock and the Convertible Notes into common stock at the IPO date, the estimated fair value of the outstanding warrants accounted for as liabilities of $3.1 million was reclassified to additional paid-in capital.

The fair values of the outstanding warrants accounted for as liabilities at December 31, 2020 are calculated using the Black-Scholes option pricing model with the following assumptions:

	Black-Scholes Fair Value Assumptions - December 31, 2020
Warrant Issuance	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Preferred A Placement Warrants	–%	67.75%	0.13%	2.2 years
Preferred B Placement Warrants	–%	55.76%	0.17%	3.3 years
Convertible Note Placement Warrants	–%	52.93%	0.36%	4.7 years

The fair values of the outstanding warrants accounted for as liabilities at March 31, 2020 are calculated using the Black-Scholes option pricing model with the following assumptions:

	Black-Scholes Fair Value Assumptions – March 31, 2020
Warrant Issuance	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Preferred A Placement Warrants	–%	48.82%	0.29%	3.0 years
Preferred B Placement Warrants	–%	63.28%	2.40	5.0 years

Warrants Classified as Equity

Certain warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model with the following assumptions. The fair value as determined at the issuance date is recorded as an issuance cost of the related stock. Those warrants and the assumptions used to calculate the fair value at issuance are as follows for the warrants issued during the three months ended March 31, 2021. There were no warrants issued during the three months ended March 31, 2020.

	Black-Scholes Fair Value Assumptions
Warrant Issuance	Issuance Date	Fair Value	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Underwriter Warrants	March 2021	$2,349	–%	52.58%	0.82%	5.0 years

Note 10 – Stock-based Compensation

2019 Equity Incentive Plan

Effective as of November 18, 2019, the Company adopted the 2019 Omnibus Incentive Plan (“2019 Plan”) administered by the Board. The 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, and restricted stock awards, for the purchase of up to a total of 4,000,000 shares of the Company’s common stock to employees, directors, and consultants and replaces the previous plan. The Board or a committee of the Board has the authority to determine the amount, type, and terms of each award. The options granted under the 2019 Plan generally have a contractual term of ten years and a vesting term of four years with a one-year cliff. The exercise price for options granted under the 2019 Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board. The incentive stock options granted under the 2019 Plan to 10% or greater stockholders must have an exercise price at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board, and have a contractual term of ten years.

On September 30, 2020, the Board approved an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan from 4,000,000 to 4,500,000.

On December 7, 2020, the Board approved an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan from 4,500,000 to 6,000,000.

In connection with the closing of the IPO, effective as of March 25, 2021 the 2019 Plan was amended and restated as a result of which the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan was increased from 6,000,000 to 7,400,000.

As of March 31, 2021, the Company had 1,340,322 shares available for future grant under the 2019 Plan.

Stock Options

Stock option activity for the three months ended March 31, 2021 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2020	3,188,011	$0.66	9.0 years	$8,155
Granted	1,415,000	$3.26
Exercised	(134,541)	$0.56
Cancelled	(100,833)	$0.47
Outstanding at March 31, 2021	4,367,637	$1.51	9.1 years	$16,410

Exercisable as of March 31, 2021	1,590,688	$0.46	8.8 years	$7,143

Vested and expected to vest as of March 31, 2021	4,317,437	$1.52	9.2 years	$16,410

The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 and 2020 was $2.66 and $0.21 per share, respectively. During the three months ended March 31, 2021 and 2020, 134,531 and no options were exercised for proceeds of $76,000 and $0, respectively. The fair value of the 187,763 and 152,899 options that vested during the three months ended March 31, 2021 and 2020 was approximately $0.1 million and $32,000, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the three months ended March 31, 2021 and 2020.

	Three months ended
	March 31,
	2021	2020
Dividend yield	–%	–%
Expected volatility	67.70%	61.93%
Risk-free interest rate	0.64%	1.48%
Expected life	6.05 years	5.57 years

Dividend Rate—The expected dividend rate was assumed to be zero, as the Company had not previously paid dividends on common stock and has no current plans to do so.

Expected Volatility—The expected volatility was derived from the historical stock volatilities of several public companies within the Company’s industry that the Company considers to be comparable to the business over a period equivalent to the expected term of the stock option grants.

Risk-Free Interest Rate—The risk-free interest rate is based on the interest yield in effect at the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Expected Term—The expected term represents the period that the Company’s stock options are expected to be outstanding. The expected term of option grants that are considered to be “plain vanilla” are determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For other option grants not considered to be “plain vanilla,” the Company determined the expected term to be the contractual life of the options.

Forfeiture Rate—The Company made the one-time policy election to recognize forfeitures when they occur.

The Company has recorded stock-based compensation expense for the three months ended March 31, 2021 and 2020 related to the issuance of stock option awards to employees and nonemployees in the statement of operations and comprehensive loss as follows:

	Three months ended
	March 31,
	2021	2020
Research and development	$79	$13
General and administrative	276	36
	$355	$49

As of March 31, 2021, unamortized compensation expense related to unvested stock options was approximately $6.5 million, which is expected to be recognized over a weighted average period of 3.2 years.

Note 11 – Commitments and Contingencies

Operating Leases

As of March 31, 2021, the Company had one office lease for facility space in Dublin, California. The lease expires in September 2021, and future minimum lease payments during 2021 are approximately $27,600. Rent expense for the three months ended March 31, 2021 and 2020 is insignificant.

Litigation

From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management is not currently aware of any matters that may have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.

No amounts associated with such indemnifications have been recorded as of March 31, 2021.

Note 12 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets for the computation of the basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2021 and 2020 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss and comprehensive loss	$(5,608)	$(2,025)
Accretion and dividends on redeemable convertible preferred stock	(2,489)	(1,956)
Net loss attributable to common stockholders	$(8,097)	$(3,981)
Denominator:
Weighted-average common shares outstanding	8,049,048	2,524,209

Net loss per share attributable to common stockholders, basic and diluted	$(1.01)	$(1.58)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2021 and 2020 because including them would have been antidilutive are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Shares of redeemable convertible preferred stock	—	10,849,933
Non-vested shares under restricted stock grants	841,667	1,851,667
Shares related to convertible promissory notes	—	588,220
Shares subject to options to purchase common stock	4,317,437	3,062,478
Shares subject to warrants to purchase common stock	1,938,143	960,117
Total	7,097,247	17,312,415

For the three months ended March 31, 2021 and 2020, performance based option awards for 50,200 shares of common stock are not included in in the table above or considered in the calculation of diluted earnings per share until the performance conditions of the option award are considered probable by the Company.

Note 13 – Subsequent Events

On April 15, 2021, the Company executed a lease agreement for corporate office space. The lease will commence when the improvements are completed by the landlord and the Company has access to the facility. The lease term is 40 months, and the base rent is approximately $14,000 per month for the first twelve months, with subsequent escalation provisions for latter months. The Company paid a security deposit of approximately $47,000.

The Company has granted common stock options to purchase 395,000 shares of common stock to new employees during April and May 2021.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “Movano” and the “Company” refer to Movano Inc., a Delaware corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	the impact of the COVID-19 on our business and local and global economic conditions;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future;

●	our ability to attract and retain highly qualified personnel, including the retention of our founder;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	our dependence on the successful commercialization of our proposed wearable product;

●	our dependence on third parties to design, manufacture, market and distribute our proposed products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our planned wearable product;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of this Form 10-Q.

Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are a health-focused technology company developing simple, smart and personalized devices designed to help individuals on their health journey maintain good health today and prevent and manage chronic diseases in the future.

We are developing a proprietary platform that uses Radio Frequency (“RF”) technology, which we believe will enable the creation of low-cost and scalable sensors that are small enough to fit into a wearable and other small form factors. While our technology is currently in the development phase, we expect that our platform will provide users with the ability to measure and continuously monitor vital health data and provide actionable feedback to jumpstart changes in behaviors.

Our platform is the foundation for our first product in development, which is a non-invasive and cuffless wearable that simultaneously measures glucose, blood pressure and heart rate. It is intended to combine the functionality of a continuous glucose monitor (“CGM”) and a cuffless RF-based blood pressure monitor (“rBPM ®”) into one wearable device. Once developed, we believe it will allow users to manage their health with confidence and in a manner that best fits their lifestyle, ultimately improving health outcomes. A fundamental part of our corporate development strategy is to establish one or more strategic partnerships that would allow us to more fully exploit the potential of our technology.

Financial Operations Overview

Our technology is in the development phase. We intend to maximize the value and probability of the commercialization of our technology by focusing on research, testing, optimizing, conducting pilot studies and partnering for more extensive, later stages of clinical development, as well as seeking extensive patent protection and intellectual property development.

Since we are a development stage company, the majority of our business activities to date and our planned future activities will be devoted to further research and development. We plan to use the majority of the net proceeds from our initial public offering (“IPO”) to fund these research and development efforts.

Our research and development expenses primarily include wages, fees and equipment for the development of our technology and our proposed products. Additionally, we incur certain costs associated with the protection of our products and inventions through a combination of patents, licenses, applications, and disclosures.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited and condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited and condensed financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no material changes in our critical accounting policies during the three months ended March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” and in Note 3 in our audited financial statements included in our Registration Statement.

Results of Operations

Three months ended March 31, 2021 and 2020

Our condensed statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 as discussed herein are presented below.

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	(in thousands, except share and per share data)
OPERATING EXPENSES:
Research and development	$1,942	$1,501	$441
General and administrative	1,324	518	806
Total operating expenses	3,266	2,019	1,247

Loss from operations	(3,266)	(2,019)	(1,247)

Other income (expense), net:
Interest expense	(883)	(8)	(875)
Change in fair value of warrant liability	(1,581)	23	(1,604)
Change in fair value of derivative liability	121	(33)	154
Interest and other income, net	1	12	(11)
Other income (expense), net	(2,342)	(6)	(2,336)

Net loss and comprehensive loss	(5,608)	(2,025)	(3,583)

Accretion and dividends on redeemable convertible preferred stock	(2,489)	(1,956)	(699)

Net loss attributable to common stockholders	$(8,097)	$(3,981)	$(4,282)

Net loss per share attributable to common stockholders, basic and diluted	$(1.01)	$(1.58)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,049,048	2,524,209

Research and Development

Research and development expenses totaled $1.9 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. This increase of $0.4 million was due primarily to the growth of the Company and its activities. Research and development expenses for the three months ended March 31, 2021 included expenses related to employee compensation of $0.8 million, tools and equipment expenses of $0.2 million, and other professional fees of $0.9 million. Research and development expenses for the three months ended March 31, 2020 included expenses related to employee compensation of $0.5 million, research and laboratory expenses of $0.1 million, rent of $0.1 million, other professional fees of $0.7 million, and other expenses of $0.1 million.

General and Administrative

General and administrative expenses totaled $1.4 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. This increase of $0.9 million was due primarily to the growth of the Company and its activities. General and administrative expenses for the three months ended March 31, 2021 included expenses related to employee and board of director compensation of $0.8 million, professional and consulting fees of $0.5 million, and other expenses of $0.1 million. General and administrative expenses for the three months ended March 31, 2020 included expenses related to employee and board of director compensation of $0.2 million, professional and consulting fees of $0.2 million, and other expenses of $0.1 million.

Loss from Operations

Loss from operations was $3.3 million for the three months ended March 31, 2021, as compared to $2.0 million for the three months ended March 31, 2020.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2021 was a net other expense of $2.3 million as compared to an insignificant amount for the three months ended March 31, 2020. Other income (expense), net for the three months ended March 31, 2021 included interest expense of $0.8 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes, $1.6 million related to the change in fair value of the warrant liability, and $0.1 million related to the change in the fair value of the derivative liability.

Net Loss

As a result of the foregoing, net loss was $5.6 million for the three months ended March 31, 2021, as compared to $2.0 million for the three months ended March 31, 2020.

Liquidity and Capital Resources

The Company’s condensed financial statements are presented on a basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not generated any revenues from operations since inception, and do not expect to do so in the foreseeable future. We have experienced operating losses and negative operating cash flows since inception and expect to continue to do so. We have financed our working capital requirements during this period through the sale of equity securities and convertible notes.

At March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $46.8 million and $5.7 million, respectively, available to fund our ongoing business activities. We believe that our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our projected operating requirements for at least 12 months. However, such cash and cash equivalents are not expected to be sufficient to enable us to complete the development and commercialization of our proposed wearable product. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	advance the engineering design and development of our proposed wearable and other potential products;

●	prepare applications required for marketing approval of our proposed wearable product in the United States;

●	develop our plans for manufacturing, distributing and marketing our proposed wearable and other potential products;

●	add operational, financial and management information systems and personnel, including personnel to support our product development, planned commercialization efforts and our operation as a public company.

Until we can generate a sufficient amount of revenue from our planned products, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or applications or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(4,040)	$(2,223)
Net cash used in investing activities	(11)	—
Net cash provided by financing activities	45,095	1,225
Net increase in cash and cash equivalents	$41,044	$(998)

Operating Activities

During the three months ended March 31, 2021, the Company used cash of $4.0 million in operating activities, as compared to $2.2 million used in operating activities during the three months ended March 31, 2020.

The $4.0 million used in operating activities during the three months ended March 31, 2021 was primarily attributable to our net loss of $5.6 million during the period and changes in our operating assets and liabilities totaling $1.3 million. These items were offset by non-cash items, including stock-based compensation of $0.4 million, accretion of the debt discount on our convertible promissory notes of $0.8 million, accrued interest on our convertible promissory notes of $0.1 million, nonemployee services of $0.1 million under convertible promissory notes, compensation of nonemployee services upon the issuance of common stock of $0.1 million, the change in the fair value of the warrant liability of $1.6 million and the change in the fair value of the derivative liability of $0.1 million.

During the three months ended March 31, 2020, the Company used cash of $2.2 million in operating activities, which was primarily attributable to our net loss of $2.0 million. The difference between cash used in operating activities and net loss consisted primarily of changes in operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2021 the Company used cash of $11,000 in investing activities, consisting of $11,000 for the purchase of office and laboratory equipment.

During the three months ended March 31, 2020 the Company did not have any investing activities.

Financing Activities

During the three months ended March 31, 2021, the Company was provided cash of $45.1 million from financing activities, comprised of $45.0 million from the net proceeds of our initial public offering and $0.1 million from the issuance of common stock.

During the three months ended March 31, 2020, the Company was provided cash of $1.2 million from financing activities, consisting primarily of $1.3 million from the gross proceeds from the issuance of convertible promissory notes.

Off-Balance Sheet Transactions

At March 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified three material weaknesses in our internal control over financial reporting at March 31, 2021. The material weaknesses relate to (i) lack of proper segregation of duties across significant accounting cycles, (ii) lack of effective information technology security policies and control over access to key systems, and (iii) lack of precision in the design of internal control over financial reporting. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to our Business

●	We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operation.

●	Our efforts may never demonstrate the feasibility of any product.

●	We face competition from other technology companies and our operating results will suffer if we fail to compete effectively.

●	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has and could continue to adversely impact our business.

●	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of our founder would adversely impact our business prospects.

●	We are subject to risks associated with our utilization of consultants.

●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

●	We received funds from the Paycheck Protection Program enacted by Congress under the Coronavirus Aid, Relief and Economic Security Act, which funds must be repaid if we do not meet the criteria for forgiveness established by the U.S. Small Business Administration.

Risks Related to Product Development, Manufacturing and Commercialization

●	We are highly dependent on the success of our proposed wearable product and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

●	We will depend on third parties to design, manufacture, market and distribute our products. If any third party fails to successfully design, manufacture, market or distribute any of our products, our business will be materially harmed.

●	Our business and operations would suffer in the event of system failures.

Risks Related to Intellectual Property and Other Legal Matters

●	It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

●	We may in the future be a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to develop our products.

●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties or claims asserting ownership of what we regard as our own intellectual property.

●	We could become subject to product liability claims, product recalls and warranty claims that could be expensive, divert management’s attention and harm our business.

Risks Related to Regulation

●	We expect to need FDA clearance or approval for our planned wearable product, which may be difficult to achieve, and existing laws or regulations or future legislative or regulatory changes may affect our business.

●	If any OEMs contracted to manufacture our proposed wearable product fail to comply with FDA’s Quality System Regulations or other regulatory bodies’ equivalent regulations, manufacturing operations could be delayed or shut down and the development of our proposed wearable product could suffer.

●	We expect our planned wearable product to be subject to certain Federal Communication Commission (“FCC”) regulations.

●	Our planned wearable product may in the future be subject to product recalls that could harm our reputation.

●	Healthcare reform measures could hinder or prevent our planned wearable product’s commercial success.

●	If we fail to comply with healthcare regulations with respect to our planned wearable product, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Risks Related to Owning Our Securities and Our Financial Results

●	As an investor, you may lose all of your investment.

●	Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our securities.

●	The estimates of potential market size for our planned wearable product included in this prospectus may prove to be inaccurate, and even if the markets in which we compete are such estimated size, our business may not be able to establish a sufficient market share, if any at all.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	The issuance of additional stock in connection with financings, acquisitions, our equity incentive plan, upon exercise of outstanding warrants or otherwise will dilute our existing stockholders.

●	Even if an active trading market for our common stock develops after the IPO, the market price of our common stock may be significantly volatile.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

●	Our Certificate of Incorporation will designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

●	We have not paid dividends in the past and have no immediate plans to pay dividends.

●	Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

●	We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	We will incur significant increased costs as a result of becoming a public company that reports to the SEC and our management will be required to devote substantial time to meet compliance obligations.

●	If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the price of our common stock and trading volume could decline.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. This discussion highlights some of the risks that may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.

Risks Related to Our Business

We are a recently-formed, start-up, development-stage technology company with no history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

We are a technology company that was formed in January 2018. We have a very limited operating history and have engaged in only limited research and development activities relating to our proposed technology. The likelihood of success of our business plan must be considered in light of the challenges, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Technology product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

As of March 31, 2021, we had an accumulated deficit of approximately $48.6 million. Even assuming the sale of the common stock in the IPO, without additional capital our existing cash and cash equivalents will be insufficient to fully fund our business plan. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize our first product. Our ability to achieve revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our technology, potentially find strategic collaborators that can incorporate our technology into applications which can be successfully commercialized and achieve market acceptance. There can be no assurance that we will ever generate revenues or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operations.

Primarily as a result of our lack of revenue, history of losses to date and our lack of liquidity, there is substantial uncertainty as to our ability to continue as a going concern. As of March 31, 2021, we had total assets of approximately $49.4 million and total liabilities of approximately $2.1 million. We believe that our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our projected operating requirements for at least 12 months. However, such cash and cash equivalents are not expected to be sufficient enable us to complete the development and commercialization of our proposed wearable product. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

We do not have any prospective arrangements or credit facilities as a source of future funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If we are unable to raise additional capital or if we are unable to generate sufficient revenue from our operations, we may not stay in business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted and these newly-issued securities may have rights, preferences or privileges senior to those of holders of the common stock offered hereby. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, which could increase our expenses and require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results. However, we do not own any significant assets that we expect could serve as acceptable collateral for a bank or other commercial lender. The above circumstances may discourage some investors from purchasing our stock, lending us money or from providing alternative forms of financing. In addition, the current economic instability in the world’s equity and credit markets may materially adversely affect our ability to sell additional securities and/or borrow cash. There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all.

If we are unable to raise additional capital when needed, we may be required to curtail the development of our technology or materially curtail or reduce our operations. We could be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms would have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Even if we take these actions, they may be insufficient, particularly if our costs are higher than projected or unforeseen expenses arise. Additionally, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or products or to grant licenses on terms that may not be favorable to us. If we choose to expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

Our efforts may never demonstrate the feasibility of any product.

We have developed a working prototype of our proposed wearable product that is capable of generating data we believe will be able to be used to measure blood glucose and blood pressure levels, but significant additional research and development activity will be required before we achieve a commercial product. We have conducted limited studies to compare the data our prototype device generates to measurements from conventional blood glucose and blood pressure measuring tools, and we are using the data generated in those studies to refine our product design and to develop the algorithms our product in development will utilize. However, we have not yet conducted any studies that demonstrate that our planned product is able to measure blood glucose or blood pressure levels at any particular accuracy level and we may never be able to complete any clinical studies that demonstrate accuracy levels that would be necessary for a commercial product. Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging technologies, including unanticipated technical or other problems and the possible insufficiency of funds needed in order to complete development of these products and enable us to execute our business plan. Any such problems may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in, developing our technology and products and services based on such technology for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail. To our knowledge, the technological concepts we are applying to develop commercial applications have not previously been successfully applied by anyone else.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially technology companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history typically faces. In particular, potential investors should consider that we cannot assure you that we will be able to:

●	successfully implement or execute our current business plan, or that our business plan is sound;

●	successfully develop the radio frequency (“RF”) based technology necessary to develop our planned wearable product having the functionality and characteristics we discuss herein;

●	successfully develop a prototype or a practical, efficient or economical commercial version of one or more products;

●	obtain any additional issued patents;

●	successfully develop proprietary technology and trade secrets and secure market exclusivity and/or adequate intellectual property protection for our products by way of patent protection or otherwise;

●	successfully protect any such proprietary technology and trade secrets from competitors and third parties claiming infringement or misappropriation;

●	attract and retain an experienced management and advisory team; and

●	raise sufficient funds in the capital markets to effectuate our business plan, including for the development and commercialization of our products.

If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.

We face competition from other technology companies and our operating results will suffer if we fail to compete effectively.

The technology industry, generally, and the glucose and blood pressure monitoring and general wellness markets, in particular, are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities by industry participants. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products and technologies, as well as newer ones, and convince consumers and enterprises of the advantages of our products and technologies. Traditional glucometers and blood pressure monitors remain an inexpensive alternative to our proposed wearable product. With respect to our planned wearable product, we will face direct and indirect competition from a number of competitors who have developed or are developing products for continuous or periodic monitoring of glucose and blood pressure levels as well as general wellness, and we anticipate that other companies will develop additional competitive products in the future. We have existing competitors and potential new competitors, many of which have or will have substantially greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and sales and marketing of approved products than we have. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Established competitors may invest heavily to quickly discover and develop novel technologies that could make obsolete or uneconomical the technology or the products that we plan to develop. Other small or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Any new product that we develop that competes with a competitor’s existing or future product may need to demonstrate compelling advantages in cost, convenience, quality, and safety to be commercially successful. In addition, new products developed by others could emerge as competitors to our proposed product development candidates. If our technology under development or our future products are not competitive based on these or other factors, our business would be harmed, and our financial condition and operations will suffer. For additional information regarding our competition, see the “Business – Competition” section of this prospectus.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has and could continue to adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to countries around the world and has been declared a pandemic by the World Health Organization. Beginning in February 2020, we undertook temporary precautionary measures to help minimize the risk of the virus to our employees, including by temporarily requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. We also took certain actions to reduce our cash expenses and changed the way we worked with certain of our outside vendors in an effort to mitigate potential delays in our development programs caused by the effects the pandemic was having on the operations of such vendors. We may take additional measures, any of which could negatively affect our business. In addition, third-party actions taken to contain the spread and mitigate the public health effects of COVID-19 may negatively affect our business.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, including:

●	interruption of attendance at industry events due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●	absenteeism or loss of employees at the Company, or at our collaborator companies, due to health reasons or government restrictions or otherwise, that are needed to develop, validate and perform other necessary functions for our operations;

●	government responses, including orders that make it difficult for us to remain open for business, and other seen and unforeseen actions taken by government agencies;

●	equipment failures, loss of utilities and other disruptions that could impact our operations or render them inoperable; and

●	effects of a local or global recession or depression that could depress economic conditions for a prolonged period and limit access to capital by the Company.

These and other factors arising from the COVID-19 pandemic could worsen in the United States or locally at the location of our offices or the offices of our collaborator companies, each of which could further adversely impact our business generally and could have a material adverse impact on our operations and financial condition and results.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of our founder would adversely impact our business prospects.

Our ability to implement our business plan depends in large part upon our ability to attract and retain highly qualified managerial and engineering personnel. We will need to hire additional personnel as we further develop our products. Competition for skilled personnel in our market is intense and competition for experienced engineers may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management and engineering teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of our founder, Michael Leabman, would have a material adverse effect on our business. Currently, we do not maintain key man insurance policies with respect to any of our executive officers or employees.

Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior engineering personnel. Other technology companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories than we have. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize products would be limited.

We are subject to risks associated with our utilization of consultants.

To improve productivity and accelerate our development efforts while we build out our own engineering team, we use experienced consultants to assist in selected business functions, including the development of our integrated circuits. We take steps to monitor and regulate the performance of these independent third parties. However, arrangements with third party service providers may make our operations vulnerable if these consultants fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition or other matters outside of our control. Effective management of our consultants is important to our business and strategy. The failure of our consultants to perform as anticipated could result in substantial costs, divert management’s attention from other strategic activities or create other operational or financial problems for us. Terminating or transitioning arrangements with key consultants could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As we expand our activities, there will be additional demands on our financial, technical, operational and management resources. To manage our anticipated future growth, we must continue to implement and improve our financial, technical, operational and management systems and continue to recruit and train additional qualified personnel. Due to our limited financial resources and operating history, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

We received funds from the Paycheck Protection Program enacted by Congress under the Coronavirus Aid, Relief and Economic Security Act, which funds must be repaid if we do not meet the criteria for forgiveness established by the U.S. Small Business Administration.

In April 2020, we obtained a loan in the amount of approximately $351,000 (“PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was signed into law in March 2020. In accordance with the PPP, we are permitted to use the PPP Loan proceeds to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses. On May 7, 2020, we elected to fully repay the PPP Loan until further guidance on the eligibility requirements were provided by the lending authorities. On May 27, 2020, we again obtained a loan in the amount of approximately $351,000. The PPP Loan is evidenced by a promissory note (“PPP Note”), dated effective May 27, 2020. The PPP Loan is unsecured with a 2-year term, matures on May 27, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 27, 2020, following an initial deferral period as specified under the PPP. Under the terms of the PPP, the PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. In addition, up to the entire amount of principal and accrued interest may be forgiven to the extent the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration (“SBA”) under the PPP (including that at least 60% of such loan funds are used for payroll). Although we believe our use of the PPP Loan proceeds met the conditions for forgiveness of the loan and expect the loan to be forgiven, we cannot assure you that the PPP Loan will be forgiven, or that we will not take actions that could cause the PPP Loan to be ineligible for forgiveness, in whole or in part.

Risks Related to Product Development, Manufacturing and Commercialization

We are highly dependent on the success of our proposed wearable product and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

We are highly dependent on the success of our initial wearable product under development. There is no guarantee that we will be successful in the development of this or any other future product. Our proposed wearable product will require substantial additional clinical development, extensive preclinical testing and clinical trials in order to receive regulatory clearance or approval. We cannot give any assurance that our proposed wearable product will receive regulatory clearance or approval or be successfully commercialized. Any failure to obtain regulatory clearance or approval of or to successfully commercialize the proposed wearable product would have a material adverse effect on our business.

We will depend on third parties to design, manufacture, market and distribute our products. If any third party fails to successfully design, manufacture, market or distribute any of our products, our business will be materially harmed.

We expect to depend on strategic partners such as third-party original equipment manufacturers (“OEMs”), value-added resellers (“VARs”) and other distributors to complete the design, manufacture, market and distribute our product under development or other future products. If these strategic partners fail to successfully complete the design, manufacture, market or distribute our product under development or other future products, our business will be materially harmed.

The products that we intend to develop are complex and will require the integration of a number of components that are themselves complex. In light of this complexity, we expect that we may determine not to complete the design of or manufacture these products ourselves and instead develop relationships with suitable third-party OEMs to complete these tasks. Similarly, we do not anticipate building a sales or marketing function and instead expect that our products under development will be marketed and sold through strategic partners such as OEMs, VARs or other distributors. We do not currently have a relationship with any OEM, VAR or other distributor, and may never be able to find any OEMs, VARs or other distributors that are willing to work with us on acceptable terms, or at all. We will have limited control over the efforts and resources that any third-party OEMs, VARs and other distributors would devote to designing, manufacturing, marketing or distributing our products under development. An OEM may not be able to successfully design and manufacture our products and such failure by an OEM could substantially harm the value of our business. Similarly, the OEMs, VARS or other distributors we engage with to market and sell our product under development may not be successful at marketing and selling such product. If we cannot find suitable strategic partners or our strategic partners do not perform as expected, our potential for revenue may be dramatically reduced and our business could be harmed.

Our business and operations would suffer in the event of system failures.

Our computer systems, as well as those of our contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including earthquakes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and such an event could disrupt our operations, damage our reputation and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our development of our products.

Risks Related to Intellectual Property and Other Legal Matters

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. At December 31, 2020, we had two issued U.S. patents having a total of 60 claims, 45 pending U.S. patent applications having a total of 1,053 claims, with an earliest priority date of August 16, 2018, and six pending Patent Cooperation Treaty (PCT) International patent applications having a total of 443 pending claims.

While we plan to file additional patent applications, we may never develop any invention that results in any additional issued patents. Even if we obtain patents, we may be unsuccessful in defending our patents (and other proprietary rights) against third party challenges. Although we expect to attempt to obtain patent coverage for our technology where available and where we believe appropriate, there may be aspects of the technology for which patent coverage may never be sought or received. We may not possess the resources to or may not choose to pursue patent protection outside the United States or any or every country other than the United States where we may eventually decide to sell our future products. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection.

Any patent applications we have filed or may file in the future may never result in issued patents, or patents issued based upon such applications may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable. There may exist prior art that may prevent our patent applications from resulting in issued patents, and there may be other inventors who file patent applications on inventions that are the same or similar to ours or that otherwise may be found to anticipate our inventions before we file patent applications of our own on our inventions, which may result in the issue of patents on our inventions or similar or anticipatory inventions to those other inventors.

Even if patents issue based on our current or any future applications, any issued patents may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products that provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, if we choose to and are able to secure protection in countries outside the United States, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patents or other intellectual property rights, enforcing those rights may be difficult, expensive and time consuming and we may elect not to enforce our patents or other intellectual property rights based on the facts and circumstances known to us at the time. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We do not now have and may not have in the future sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to our patent activities, we rely upon, among other things, unpatented proprietary technology, processes, trade secrets and know-how. Any involuntary disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to duplicate or surpass our technological achievements, potentially eroding our competitive position in our market. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. These agreements may be terminated or breached, and we may not have adequate remedies for any such termination or breach. Furthermore, these agreements may not be enforceable or provide meaningful protection for our trade secrets and know-how in the event of unauthorized use or disclosure. The disclosure of trade secrets or other proprietary information would impair our competitive position and may materially harm our business.

We may in the future be a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to develop our products.

Because our industry is characterized by competing intellectual property, we may be sued for violating the intellectual property rights of others. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted any significant search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our product under development, parts of our product under development, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we plan to employ in the use of our products are covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents that our product under development or other future products would infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our future products or parts may infringe and of which we are unaware. As the number of competitors in our market increases, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling any infringing products of ours unless we could obtain a license or were able to redesign the product to avoid infringement. If we were unable to obtain a license or successfully redesign, we might be prevented from selling our product under development or other future products. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, or a settlement or ongoing royalties. In these circumstances, we may be unable to sell our products at competitive prices or at all, and our business could be harmed.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties or claims asserting ownership of what we regard as our own intellectual property.

We do and may employ and contract with individuals who were previously employed by other technology companies. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us and to not use the know-how or confidential information of their former employer or other third parties, we cannot guarantee that we have executed such agreements with all applicable parties. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable personnel or intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

In addition, while it is our policy to require our employees, contractors and other third parties who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights under such agreements may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We could become subject to product liability claims, product recalls and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of products used by consumers. We may be held liable if our product under development or other future products cause injury or death or are found otherwise unsuitable during usage. Our future products to be developed are expected to incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. While we believe our technology will be safe, because our proposed wearable product is an RF-based technology that is being designed to be used in close proximity to users, users may allege or possibly prove defects, some of which could be alleged or proved to cause harm to users or others. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. We cannot guarantee that we will be able to obtain products liability insurance; if we do, however, the coverage limits of any insurance policies that we may choose to purchase to cover related risks may not be adequate to cover future claims, and the cost of insurance, if obtainable, could be prohibitive. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our reputation and result in a decline in revenue, each of which would harm our business.

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other penalties. The adverse publicity resulting from any of these actions could adversely affect the perception of customers and potential customers. These investigations or recalls, especially if accompanied by unfavorable publicity, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Risks Related to Regulation

We expect to need FDA clearance or approval for our planned wearable product, which may be difficult to achieve, and existing laws or regulations or future legislative or regulatory changes may affect our business.

Our proposed wearable product will be subject to current and future regulation by the Food and Drug Administration (“FDA”) and may be subject to regulation by other federal, state and local agencies. These agencies and regulations require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device. Governmental regulations specific to medical devices are wide-ranging and govern, among other things:

●	product design, development and manufacture;

●	laboratory, pre-clinical and clinical testing, labeling, packaging, storage and distribution;

●	premarketing clearance or approval;

●	record keeping;

●	product marketing, promotion and advertising, sales and distribution; and

●	post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals.

Before a new medical device or a new intended use for an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval (“PMA”) from FDA, unless an exemption applies. The typical duration to receive a 510(k) approval is approximately nine to twelve months from the date of the initial 510(k) submission and the typical duration to receive a PMA approval is approximately two years from the date of submission of the initial PMA application, although there is no guarantee that the timing will not be longer.

We expect our proposed wearable product would be classified as a Class II medical device that will require a 510(k) clearance prior to marketing. In some instances, the 510(k) pathway for product marketing may be used with only proof of substantial equivalence in technology for a given indication with a lawfully marketed device (a “predicate device”). In other instances, FDA may require additional clinical work to prove efficacy in addition to technological equivalence and basic safety. Whether clinical data is provided or not, FDA may decide to reject the substantial equivalence argument we present. If that happens, our device would be automatically designated as a Class III device and we would have to fulfill the more rigorous PMA requirements, or request a “de novo” reclassification of the device into Class I or II. Thus, although at this time we do not anticipate that we will be required to do so, it is possible that one or more of our planned products may require PMA approval de novo reclassification.

We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

In addition, we will be required to timely file various reports with FDA, including reports required by the medical device reporting regulations that require us to report to certain regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to regulatory enforcement actions, all of which could harm our business.

If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publicly available Correction and Removal report to FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by FDA as a device recall which could lead to increased scrutiny by FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation.

FDA and FTC also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there are adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by FDA or state agencies, which may include any of the following sanctions:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance or PMA of new products, new intended uses or modifications to existing products;

●	withdrawing 510(k) clearance or PMAs that have already been granted; and

●	criminal prosecution.

If any of these events were to occur, our business and financial condition would be harmed.

The cost of compliance with new laws or regulations governing our technology or future products could adversely affect our financial results. New laws or regulations may impose restrictions or obligations on us that could force us to redesign our technology under development or other future products, and may impose restrictions that are not possible or practicable to comply with, which could cause our business to fail. We cannot predict the impact on our business of any legislation or regulations related to our technology or future products that may be enacted or adopted in the future.

If any OEMs contracted to manufacture our proposed wearable product fail to comply with FDA’s Quality System Regulations or other regulatory bodies’ equivalent regulations, manufacturing operations could be delayed or shut down and the development of our proposed wearable product could suffer.

The manufacturing processes of third-party OEMs are required to comply with FDA’s Quality System Regulations and other regulatory bodies’ equivalent regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our planned non-invasive, wearable product. They may also be subject to similar state requirements and licenses and engage in extensive recordkeeping and reporting and make available their manufacturing facilities and records for periodic unannounced inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If any OEM fails such an inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our products, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, these OEMs may be engaged with other companies to supply and/or manufacture materials or products for such companies, which would expose our OEMs to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a third-party manufacturers’ facility. If FDA determines that any of the facilities that manufacture of our proposed wearable product is not in compliance with applicable requirements, we may need to find alternative manufacturing facilities, which would impede or delay our ability to develop, obtain regulatory clearance or approval for, or market our proposed wearable product, if developed and approved. Additionally, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our results of operations to suffer.

We expect our planned wearable product to be subject to certain Federal Communication Commission (“FCC”) regulations.

Our RF-based technology involves the transmission of RF energy, and as such, will be subject to regulation by the FCC, including the FCC’s equipment authorization regulations and its regulations governing human exposure to RF energy. In particular, we expect the planned wearable product to be regulated under Part 18 of the FCC’s rules governing industrial, scientific, and medical (ISM) equipment, and to be classified as consumer ISM equipment under that rule part. Based on the expected frequency and power of operation, we expect that the product will comply with the Part 18 technical specifications for these type of devices, which we will be required to verify under FCC equipment authorization procedures. We also expect, based on the device’s frequency and power of operation, that the product will comply with the FCC’s requirements governing human exposure to RF energy. There is the risk that the product, as we expect it to be developed, may not comply with these requirements, which could significantly affect our development costs and delay commercialization of the product. There is also the risk that we will be unable to cost effectively develop and produce a wearable product using RF technology that complies with these FCC requirements.

Our planned wearable product may in the future be subject to product recalls that could harm our reputation.

Regulatory agencies have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design or labeling defects. Recalls of our planned wearable product would divert management’s attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations. A recall announcement would also negatively affect the price of our securities.

Healthcare reform measures could hinder or prevent our planned wearable product’s commercial success.

There have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could harm our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “Affordable Care Act”), was enacted in 2010. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which may impact existing government healthcare programs and result in the development of new programs. The Affordable Care Act imposed a 2.3 percent excise tax on sales of medical devices. The excise tax was suspended by statute twice before being repealed in December 2019. While this tax has been repealed, Congress could enact future legislation or further change the law related to the medical devise excise tax in a manner that could negatively impact our operating results. The financial impact such future taxes could have on our business is unclear.

Other significant measures contained in the Affordable Care Act include research on the comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The Affordable Care Act also includes significant new fraud and abuse measures, including required disclosures of financial payments to and arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017 (the “Budget Resolution”), which authorized the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law; however, it was widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, the 2020 federal spending package permanently eliminated the mandated “Cadillac” tax on high-cost employer-sponsored health coverage, effective January 2020 and the health insurance tax, effective January 2021. The potential impact of these efforts to repeal or defer and delay enforcement of PPACA on our business remains unclear.

It remains unclear whether changes will be made to the Affordable Care Act, or whether it will be repealed or materially modified. For example, the Tax Cuts and Jobs Act of 2017 repealed the tax penalty associated with the “individual mandate” portion of Affordable Care Act. The repeal of the penalty associated with this provision, which requires most Americans to carry a minimal level of health insurance, became effective in January 2019. Following the repeal of the tax penalty, in December 2019 the U.S. Court of Appeals for the 5th Circuit in Texas v. U.S. upheld a lower court ruling that the individual mandate in PPACA is no longer constitutional, and the 5th Circuit court remanded the case back to the lower court for additional analysis on whether the remainder of the law must be struck down as unconstitutional. In March 2020, the U.S. Supreme Court agreed to review the constitutionality of the individual mandate and the Affordable Care Act as a whole, granting certiorari in California v. Texas. A decision in this case is expected in 2021. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Because of the continued uncertainty about the implementation of the Affordable Care Act, including the outcome of California v. Texas and the potential for further legal challenges or repeal of the law, we cannot quantify or predict with any certainty the likely impact of the Affordable Care Act or its repeal on our business, prospects, financial condition or results of operations.

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may harm our ability to set a price that we believe is fair for our products, our ability to generate revenues and achieve or maintain profitability and the availability of capital.

If we fail to comply with healthcare regulations with respect to our planned wearable product, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that will affect how we operate include:

●	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

●	the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	the federal Physician Payment Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

The Affordable Care Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal and similar foreign healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could harm our ability to operate our business and our results of operations.

Risks Related to Owning Our Securities and Our Financial Results

Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our securities.

Our financial condition and operating results may fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, some of which are beyond our control. Our operating results will be affected by numerous factors such as:

●	variations in the level of expenses related to our proposed products;

●	status of our product development efforts;

●	execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements;

●	intellectual property prosecution and any infringement lawsuits to which we may become a party;

●	regulatory developments affecting our products or those of our competitors;

●	our ability to obtain and maintain FCC clearance and/or FDA approval for our products, which have not yet been approved for marketing;

●	our ability to commercialize our products;

●	market acceptance of our products;

●	the timing and success of new products and feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations;

●	general economic, industry and market conditions;

●	the hiring, training and retention of key employees, including our ability to develop a sales team;

●	litigation or other claims against us;

●	our ability to obtain additional financing;

●	business interruptions caused by events such as pandemics and natural disasters; and

●	advances and trends in new technologies and industry standards.

Any or all of these factors could adversely affect our cash position requiring us to raise additional capital, which may be on unfavorable terms and result in substantial dilution.

The estimates of potential market size for our planned wearable product included in this prospectus may prove to be inaccurate, and even if the markets in which we compete are such estimated size, our business may not be able to establish a sufficient market share, if any at all.

Estimates of market size are subject to significant uncertainty and are based on assumptions that may not prove to be accurate. The forecasts in this prospectus relating to, among other things, the expected market for our planned wearable product are based on a number of third-party estimates and assumptions, including, without limitation, level of penetration of CGM in the diabetes treatment market, the level of payer and patient acceptance of CGM technology, the number of people who have diabetes and hypertension, the number of people with diabetes actively treating with insulin, the number of people at risk of developing diabetes or hypertension, current and projected prevalence of diabetes and hypertension among different populations, the demand for blood pressure monitoring devices, and the demand for noninvasive monitoring and measurement of vital health data in general. While we believe the assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct, and the conditions supporting our assumptions or estimates may change over time. As a result, our estimates may prove to be inaccurate.

Even if demand matches our expectations as described in this prospectus, we may not be able to capitalize by obtaining a sufficient market share, if any at all. Our growth is subject to many factors, including whether there exist markets for our planned products, the rate of market acceptance of our planned products versus the products of our competitors and our success in implementing our business strategies, each of which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this prospectus should not be taken as indicative of our future growth.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act, and are required to maintain disclosure controls and procedures that are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. Such internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified three material weaknesses in our internal control over financial reporting at December 31, 2020. The material weaknesses relate to (i) lack of proper segregation of duties across significant accounting cycles, (ii) lack of effective information technology security policies and control over access to key systems, and (iii) lack of precision in the design of internal control over financial reporting. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future. Designing and implementing internal controls over financial reporting will be time consuming, costly and complicated as we are a small organization with limited management resources.

If the material weaknesses in our internal controls are not fully remediated or if additional material weaknesses are identified, those material weaknesses could cause us to fail to meet our future reporting obligations, reduce the market’s confidence in our financial statements, harm our stock price and subject us to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In addition, our common stock may not be able to remain listed on Nasdaq or any other securities exchange.

For as long as we are an “emerging growth company,” as defined in the JOBS Act, or a non-accelerated filer, as defined in Rule 12b-2 under the Exchange Act, our auditors will not be required to attest as to our internal control over financial reporting. If we continue to identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective or, once required, our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the securities exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

The issuance of additional stock in connection with financings, acquisitions, our equity incentive plan, upon exercise of outstanding warrants or otherwise will dilute our existing stockholders.

If we issue additional equity securities, our existing stockholders’ percentage ownership will be reduced and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock in connection with a financing, acquisition, our equity incentive plan, upon exercise of outstanding warrants or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Even if an active trading market for our common stock develops after the IPO, the market price of our common stock may be significantly volatile.

Even if an active market for our common stock develops (and we cannot assure you that this will occur), the market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	conditions in markets generally;

●	changes in the economic performance or market valuations of companies similar to ours; and

●	general economic or political conditions in the United States or elsewhere.

In particular, the market prices of technology companies like ours have been highly volatile due to factors, including, but not limited to:

●	any delay or failure to commercialize products acceptable to the market;

●	developments or disputes concerning our product’s intellectual property rights;

●	our or our competitors’ technological innovations;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

●	failure to complete significant transactions or collaborate with vendors in manufacturing our product.

Any of these factors may result in large and sudden changes in the volume and trading price of our common stock. The stock market, generally, has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

Our common stock is listed on Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Our Certificate of Incorporation will designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Third Amended and Restated Certificate of Incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, the rules and regulations thereunder or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our Certificate of Incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Certificate of Incorporation described above.

We believe these provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes and in the application of the Securities Act by federal judges, as applicable, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provisions may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to further develop our technology and potential products and to cover operating costs. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on the common stock.

Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who beneficially own approximately 5.2% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Leabman Holdings LLC and certain trusts established by Emily Fairbairn beneficially own approximately 11.5% and 11.0%, respectively, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management, in each case, which other stockholders might find favorable, and will make the approval of certain transactions difficult or impossible without the support of these significant stockholders.

We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, (i) being required to present only two years of audited financial statements and related financial disclosure, (ii) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (iii) extended transition periods for complying with new or revised accounting standards, (iv) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (v) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have taken, and in the future may take, advantage of these exemptions until such time that we are no longer an “emerging growth company. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our annual revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

We will incur significant increased costs as a result of becoming a public company that reports to the SEC and our management will be required to devote substantial time to meet compliance obligations.

As a public company listed in the United States, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq that impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, the Dodd-Frank Wall Street Reform and Protection Act includes significant corporate governance and executive compensation-related provisions that will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the price of our common stock and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few analysts commence research coverage of us, or one or more of the analysts who cover us issues an adverse opinion about our company, the price of our common stock would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Our Certificate of Incorporation and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our Certificate of Incorporation and bylaws:

●	authorize our board of directors to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our common stock and could include terms that may deter an acquisition of us;

●	classifies our board of directors into three classes, with members of each class serving staggered three-year terms;

●	limit who may call stockholder meetings;

●	do not provide for cumulative voting rights;

●	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

●	provide that stockholders must comply with advance notice procedures with respect to stockholder proposals and the nomination of candidates for director;

●	provide that stockholders may only amend our Certificate of Incorporation and Bylaws upon a supermajority vote of stockholders; and

●	provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal claims.

In addition, once we become a publicly traded corporation, section 203 of the Delaware General Corporation Law may limit our ability to engage in any business combination with a person who beneficially owns 15% or more of our outstanding voting stock unless certain conditions are satisfied. This restriction lasts for a period of three years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock. See “Anti-Takeover Effects of Certain Provisions of Delaware Law and Our Charter Documents” for additional information.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Equity Securities

In connection with the closing of our initial public offering of shares of common stock (the “IPO”) on March 25, 2021, all convertible preferred shares and convertible notes then outstanding automatically converted into a total of 16,452,450 shares of common stock. The issuance of such common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) thereof, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

During the period between January 1, 2021 and March 31, 2021, we (1) granted to certain employees and directors, as consideration for their service to the Company, options to purchase an aggregate of 1,415,000 shares of our common stock at an exercise price of $3.26 per share, (2) issued to certain employees and directors a total of 75,208 shares of common stock upon the exercise of stock options resulting in proceeds of approximately $40,000 and (3) issued to certain service providers, as consideration for their service to the Company, a total of 17,000 shares of common stock.

All of the shares of common stock, stock options and stock awards described above were granted in reliance upon an available exemption from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b) of the Securities Act. Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that all of the shares of common stock, stock options and stock awards described above were issued pursuant qualifying “compensatory benefit plans”.

Use of Proceeds from Initial Public Offering

In connection with the IPO, on March 22, 2021, our Registration Statement on Form S-1, as amended (Reg. No. 333-252671) was declared effective by the SEC and, on March 23, 2021, our Registration Statement on Form S-1 (Reg. No. 333-254602) became effective upon filing with the SEC. The IPO closed on March 25, 2021, as a result of which we raised net proceeds of $44.3 million after deducting $3.3 million in underwriting discounts, commissions, and expenses and $1.3 million in offering expenses paid or payable by the Company. National Securities Corporation was the underwriter for the offering and also received a warrant related to the IPO.. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to nonemployee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from the Offering as described in the prospectus for the Offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 25, 2021)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on March 10, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on March 10, 2021)
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on February 2, 2021)
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed on February 2, 2021)
4.6	Form of Warrant to Purchase Common Stock issued in 2020 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed on February 2, 2021)
10.1	Amended and Restated 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on March 10, 2021)
10.2	Offer Letter, dated February 8, 2021 by and between the Registrant and John Mastrototaro (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on March 10, 2021)
10.3	Nonemployee Director Compensation Policy (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on March 10, 2021)
10.4	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and Michael Leabman (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on March 17, 2021)
10.5	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and J. Cogan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on March 17, 2020)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVANO INC.

Date: May 13, 2021	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: May 13, 2021	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)