Form 10-Q
period 2021-06-30
Movano Inc.
filed 2021-08-12
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 11, 2021, there were 32,772,060 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$29,305	$5,710
Short-term investments	13,402	—
Payroll tax credit, current portion	450	500
Prepaid expenses and other current assets	1,502	691
Total current assets	44,659	6,901
Property and equipment, net	324	38
Payroll tax credit, noncurrent portion	96	134
Other assets	55	10
Total assets	$45,134	$7,083

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$255	$246
Paycheck Protection Program loan, current portion	—	248
Other current liabilities	1,496	666
Total current liabilities	1,751	1,160
Noncurrent liabilities:
Convertible promissory notes, net	—	11,342
Accrued interest	—	292
Paycheck Protection Program loan, noncurrent portion	—	103
Warrant liability	—	1,549
Derivative liability	—	121
Early exercised stock option liability	370	417
Other noncurrent liabilities	43	161
Total noncurrent liabilities	413	13,985
Total liabilities	2,164	15,145

Commitments and contingencies (Note 13)

Series A redeemable convertible preferred stock, $0.0001 par value, no and 2,692,253 shares authorized at June 30, 2021 and December 31, 2020; no and 2,692,253 shares issued and outstanding at June 30, 2021 and December 31, 2020; liquidation preference of $0 and $15,170 at June 30, 2021 and December 31, 2020	—	13,856

Series B redeemable convertible preferred stock, $0.0001 par value, no and 5,238,095 shares authorized at June 30, 2021 and December 31, 2020; no and 4,942,319 shares issued and outstanding at June 30, 2021 and December 31, 2020; liquidation preference of $0 and $21,858 at June 30, 2021 and December 31, 2020	—	18,962

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 and no shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—

Common stock, $0.0001 par value, 75,000,000 and 22,069,652 shares authorized at June 30, 2021 and December 31, 2020; 32,772,060 and 6,393,069 shares issued and outstanding at June 30, 2021 and December 31, 2020	3	1
Additional paid-in capital	96,258	—
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(53,290)	(40,881)
Total stockholders’ equity (deficit)	42,970	(40,880)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$45,134	$7,083

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OPERATING EXPENSES:
Research and development	$3,183	$2,322	$5,125	$3,823
General and administrative	1,863	413	3,187	931
Total operating expenses	5,046	2,735	8,312	4,754

Loss from operations	(5,046)	(2,735)	(8,312)	(4,754)

Other income (expense), net:
Interest expense	—	(167)	(883)	(175)
Change in fair value of warrant liability	—	(14)	(1,581)	9
Change in fair value of derivative liability	—	167	121	135
Forgiveness of Paycheck Protection Program Loan	351	—	351	—
Interest and other income, net	8	10	9	21
Other income (expense), net	359	(4)	(1,983)	(10)

Net loss	(4,687)	(2,739)	(10,295)	(4,764)

Accretion and dividends on redeemable convertible preferred stock	—	(2,118)	(2,489)	(4,074)
Net loss attributable to common stockholders	$(4,687)	$(4,857)	$(12,784)	$(8,838)

Net loss	$(4,687)	$(2,739)	$(10,295)	$(4,764)

Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(1)	—	(1)	—
Total comprehensive loss	$(4,688)	$(2,739)	$(10,296)	$(4,764)

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(1.75)	$(0.64)	$(3.34)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,017,335	2,775,784	20,099,402	2,649,996

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

								Accumulated
	Redeemable Convertible Preferred Stock						Additional	Other		Total
Three Months Ended	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
June 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2021	—	$—	—	$—	32,772,060	$3	$95,882	$—	$(48,603)	$47,282
Stock-based compensation	—	—	—	—	—	—	340	—	—	340
Vesting of early exercised stock options	—	—	—	—	—	—	36	—	—	36
Other comprehensive loss	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(4,687)	(4,687)
Balance at June 30, 2021	—	$—	—	$—	32,772,060	$3	$96,258	$(1)	$(53,290)	$42,970

								Accumulated		Total
	Redeemable Convertible Preferred Stock						Additional	Other		Stockholders’
Six Months Ended	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
June 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2020	2,692,253	$13,856	4,942,319	$18,962	6,393,069	$1	$—	$—	$(40,881)	$(40,880)
Stock-based compensation	—	—	—	—	—	—	695	—	—	695
Accretion of Series A and Series B redeemable convertible preferred stock	—	686	—	1,803	—	—	(2,489)	—	—	(2,489)
Issuance of common stock upon exercise of options	—	—	—	—	134,541	—	49	—	—	49
Vesting of early exercised stock options	—	—	—	—			74	—	—	74
Reclassification of negative additional paid-in capital	—	—	—	—	—	—	2,114	—	(2,114)	—
Conversion of preferred stock to common stock upon initial public offering	(2,692,253)	(14,542)	(4,942,319)	(20,765)	11,436,956	1	35,306	—	—	35,307
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	9,775,000	1	41,924	—	—	41,925
Issuance of underwriter warrants upon initial public offering	—	—	—	—	—	—	2,349	—	—	2,349
Reclassification of liability-classified warrants upon initial public offering	—	—	—	—	—	—	3,130	—	—	3,130
Conversion of convertible promissory notes and accrued interest upon initial public offering	—	—	—	—	5,015,494	—	12,550	—	—	12,550
Issuance of common stock for nonemployee services	—	—	—	—	17,000	—	85	—	—	85
Beneficial conversion feature upon issuance of convertible promissory note	—	—	—	—	—	—	471	—	—	471
Other comprehensive loss	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(10,295)	(10,295)
Balance at June 30, 2021	—	$—	—	$—	32,772,060	$3	$96,258	$(1)	$(53,290)	$42,970

								Accumulated
	Redeemable Convertible Preferred Stock						Additional	Other		Total
Three Months Ended	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
June 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at March 31, 2020	2,692,253	$11,821	4,942,319	$14,039	4,539,584	$—	$—	$—	$(23,839)	$(23,839)
Stock-based compensation	—	—	—	—	—	—	41	—	—	41
Accretion of Series A and Series B redeemable convertible preferred stock	—	640	—	1,478	—	—	(2,118)	—	—	(2,118)
Reclassification of negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	2,077	—	(2,077)	—
Net loss	—	—	—	—	—	—	—	—	(2,739)	(2,739)
Balance at June 30, 2020	2,692,253	$12,461	4,942,319	$15,517	4,539,584	$—	$—	$—	$(28,655)	$(28,655)

								Accumulated
	Redeemable Convertible Preferred Stock						Additional	Other		Total
Six Months Ended	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
June 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2019	2,692,253	$11,212	4,942,319	$12,692	4,539,584	$—	$—	$—	$(19,907)	$(19,907)
Stock-based compensation	—	—	—	—	—	—	90	—	—	90
Accretion of Series A and Series B redeemable convertible preferred stock	—	1,249	—	2,825	—	—	(4,074)	—	—	(4,074)
Reclassification of negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	3,984	—	(3,984)	—
Net loss	—	—	—	—	—	—	—	—	(4,764)	(4,764)
Balance at June 30, 2020	2,692,253	$12,461	4,942,319	$15,517	4,539,584	$—	$—	$—	$(28,655)	$(28,655)

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,295)	$(4,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	6
Forgiveness of Paycheck Protection Program loan	(351)	—
Stock-based compensation	695	90
Accretion of debt discount on convertible promissory notes	772	125
Accrued interest on convertible promissory notes	115	57
Accretion of discount on short-term investments	21	—
Non-employee services under convertible promissory notes	50	50
Compensation of non-employee services upon issuance of common stock	74	—
Change in fair value of derivative liability	(121)	(135)
Change in fair value of warrant liability	1,581	(9)
Changes in operating assets and liabilities:
Payroll tax credit	88	(133)
Prepaid expenses and other current assets	(1,008)	(371)
Other assets	(45)	166
Accounts payable	5	326
Other current and noncurrent liabilities	629	139
Net cash used in operating activities	(7,772)	(4,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(304)	—
Purchases of short-term investments	(13,424)	—
Net cash used in investing activities	(13,728)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	—	8,248
Payment of issuance costs	—	(414)
Proceeds from April 2020 Paycheck Protection Program Loan	—	351
Repayment of April 2020 Paycheck Protection Program Loan	—	(351)
Proceeds from May 2020 Paycheck Protection Program Loan	—	351
Issuance of common stock	76	—
Proceeds from issuance of shares upon Initial Public Offering - net of issuance costs	45,019	—
Net cash provided by financing activities	45,095	8,185

Net increase in cash and cash equivalents	23,595	3,732
Cash and cash equivalents at beginning of period	5,710	4,291
Cash and cash equivalents at end of period	$29,305	$8,023

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Series A redeemable convertible preferred stock	$686	$1,249
Accretion of Series B redeemable convertible preferred stock	$1,803	$2,825
Conversion of preferred stock to common stock upon initial public offering	$35,307	$—
Reclassification of liability-classified warrants upon initial public offering	$3,130	$—
Issuance of underwriter warrants upon initial public offering	$2,349	$—
Issuance of convertible promissory notes for completion of non-employee services	$500	$—
Beneficial conversion feature upon issuance of convertible promissory note	$471	$—
Conversion of convertible promissory notes upon initial public offering	$12,550	$—
Vesting of common stock issued upon early exercise	$74	$—
Issuance of common stock for non-employee services	$11	$—
Reclassification of deferred offering costs upon initial public offering	$497	$—

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Note 1 – Business Organization, Nature of Operations

Movano Inc. (the “Company” or “Movano” or “Our”) was incorporated in Delaware on January 30, 2018 as Maestro Sensors Inc. and changed its name to Movano Inc. on August 3, 2018. The Company is in the development-stage and is a health-focused technology company creating simple, smart, and personalized devices designed to help individuals on their health journey optimize for good health today and to help prevent and manage chronic diseases in the future. The Company’s devices are being developed to provide vital health information, including glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve the quality of their life.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the three months ended June 30, 2021.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology. As of December 31, 2020, the Company had not yet completed the development of its product and had not yet recorded any revenues. From February 2020 to December 2020, the Company issued subordinated convertible promissory notes for approximately $11.1 million in net proceeds (See Note 8). Additionally, in May 2020, the Company received a Paycheck Protection Program loan for $0.4 million (See Note 7).

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

The Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-252671), was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2021. The registration statement registered the securities offered in the Company’s initial public offering (“IPO”). In the IPO, the Company sold 9,775,000 shares of common stock at a price to the public of $5.00 per share, including the full exercise of the underwriters’ option to purchase additional shares. The IPO closed on March 25, 2021 and the underwriters exercised their overallotment option as of March 25, 2021, as a result of which the Company raised net proceeds of $44.3 million after deducting $3.3 million in underwriting discounts, commissions, and expenses and $1.3 million in offering expenses paid or payable by the Company. National Securities Corporation (“NSC”) was the underwriter for the IPO, and also received a warrant related to the IPO, which is discussed in Note 11. No portion of the net proceeds from the IPO were used for payments made by the Company to its directors or officers or persons owning ten percent or more of its common stock or to their associates, or to the Company’s affiliates, other than payments in the ordinary course of business to officers for salaries and to nonemployee directors as compensation for board or board committee service.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through June 30, 2021, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited and condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited and condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Intercompany transactions are eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year included in Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 17, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods.

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock, stock options and warrants, the valuation of the embedded redemption derivative liability and income taxes. Estimates are periodically reviewed considering changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash primarily in money market funds, commercial paper and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classifies all marketable securities for use in current operations, even if the security matures beyond 12 months, and presents them as short-term investments in the condensed consolidated balance sheets.

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for the purchased marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale short-term investments at fair value. The Company reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be credit-related, which are recorded as other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and reports an allowance for credit losses in short-term investments on the balance sheet, if any. The Company determines any realized gains or losses on the sale of short-term investments on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and short-term investments is recorded in interest and other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss and was not significant during the three and six months ended June 30, 2021 or 2020.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

The Company's investment policy only allows purchases of high credit quality instruments and provides guidelines on concentrations and credit quality to ensure minimum risk of loss. The Company evaluates whether the unrealized loss on available-for-sale short-term investments is the result of the credit worthiness of the securities it held, or other non-credit-related factors such as liquidity by reviewing a number of factors such as the implied yield of the corporate note based on the market price, the nature of the invested entity's business or industry, market capitalization relative to debt, changes in credit ratings, and the market prices of the instruments subsequent to the period end.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of prepaid expenses, other current receivables, and deferred offering costs, which consist of legal, accounting, filing and other fees related to the IPO that were capitalized prior to the IPO. The deferred offering costs were offset against proceeds from the IPO within additional paid-in capital upon the effective date of the IPO. As of June 30, 2021 and December 31, 2020, offering costs of approximately $0 and $0.5 million were capitalized, respectively.

Paycheck Protection Program Loan

The Company accounted for funds received from the Paycheck Protection Program as a financial liability with interest accrued and expensed over the term of the loan under the effective interest method. The loan remained recorded as a liability until the Company was legally released from the liability. The amount that was ultimately forgiven by the lender was recognized in the condensed consolidated statement of operations and comprehensive loss as a gain on extinguishment.

Convertible Financial Instruments

The Company bifurcates embedded redemption and conversion options from their host instruments and accounts for them as freestanding derivative financial instruments at fair value if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Beneficial Conversion Feature

If the conversion feature of conventional convertible promissory notes provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount and as additional paid-in capital on the condensed consolidated balance sheet. In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Redeemable Convertible Preferred Stock

The Company records all shares of redeemable convertible preferred stock at their respective issuance price less issuance costs on the dates of issuance. Under certain circumstances the Company will be required to redeem the Series A and Series B redeemable convertible preferred stock unless an IPO has been consummated prior to April 1, 2021, or an extension or waiver is obtained upon approval of a majority of the holders of such preferred stock. As the preferred stock becomes redeemable due to the passage of time, the Company considers the preferred stock to be redeemable as of April 1, 2021. The Company records the accretion of the Series A and B preferred stock balances to their respective redemption amounts using the effective interest method. The redeemable convertible preferred stock is presented outside of stockholders’ deficit on the condensed consolidated balance sheet as of December 31, 2020. Upon the IPO, the redeemable convertible preferred stock converted in to 11,436,956 shares of common stock.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and six months ended June 30, 2021 and 2020.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Note 3 – FAIR VALUE MEASUREMENTS

Financial assets and liabilities are recorded at fair value. The Company uses a three-level hierarchy, which prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in those financial instruments.

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

The Company measures its cash equivalents, short-term investments and derivative financial instruments at fair value. The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily-available pricing sources for the identical underlying security that may not be actively traded.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. At December 31, 2020, the warrants related to the Series A preferred stock issuance, the Series B preferred stock issuance, and the convertible promissory notes and the derivative liability related to the issuance of convertible promissory notes are classified within level 3 of the valuation hierarchy. The instruments are not present at June 30, 2021 in light of accounting ramifications of the IPO, which are discussed further in Note 8 and Note 11.

The carrying amounts of prepaid expenses, payroll tax credit, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Based upon interest rates currently available to the Company for debt with similar terms, the carrying values of the Company’s convertible promissory notes and Paycheck Protection Program Loan are approximately equal to their fair values.

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands).

	June 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,496	$18,496	$-	$-
Commercial paper	7,856	-	7,856	-
Corporate notes	337	-	337	-
Municipal bonds	1,866	-	1,866	-
Total cash equivalents	$28,555	$18,496	$10,059	$-

Short-term investments:
Commercial paper	$3,529	$-	$3,529	$-
Corporate notes	7,391	-	7,391	-
Municipal bonds	2,482	-	2,482	-
Total short-term investments	$13,402	$-	$13,402	$-

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents – money market funds	$5,181	$5,181	$—	$—
Warrant liability	$1,549	$—	$—	$1,549
Derivative liability	$121	$—	$—	$121

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Note 4 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2021	December 31, 2021
Cash and cash equivalents:
Cash	$750	$529
Money market funds	18,496	5,181
Commercial paper	7,856	-
Corporate notes	337	-
Municipal bonds	1,866	-
Total cash and cash equivalents	$29,305	$5,710

Short-term investments:
Commercial paper	$3,529	$-
Corporate notes	7,391	-
Municipal bonds	2,482	-
Total short-term investments	$13,402	$-

The contractual maturities of short-term investments classified as available-for-sale as of June 30, 2021 were as follows (in thousands):

June 30, 2021

Due within one year	$11,739
Due after one year through five years	1,663
Total	$13,402

The following table summarizes the unrealized gains and losses related to short-term investments classified as available-for-sale on the Company’s condensed consolidated balance sheet (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value

Short-term investments:
Commercial paper	$3,530	$-	$(1)	$3,529
Corporate notes	7,393	-	(2)	7,391
Municipal bonds	2,481	1	-	2,482
Total short-term investments	$13,403	$1	$(2)	$13,402

As of June 30, 2021, the gross unrealized loss on available-for-sale short-term investments was immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities. The Company has determined that all unrealized losses are temporary. As of June 30, 2021, no allowance for credit losses in short-term investments was recorded.

No sales of available-for-sale short-term investments occurred during the three and six months ended June 30, 2021.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Note 5 – Property and Equipment

Property and equipment, net, as of June 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Office equipment and furniture	$171	$43
Software	115	—
Test equipment	83	22
Total property and equipment	369	65
Less: accumulated depreciation and amortization	(45)	(27)
Total property and equipment, net	$324	$38

Total depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2021 was approximately $17,000 and $18,000, respectively. Total depreciation expense related to property and equipment for the three and six months ended June 30, 2020 was approximately $3,000 and $6,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued research and development	$29	$197
Accrued compensation	1,158	184
Accrued vacation	232	192
Accrued legal expense	8	41
Accrued accounting and consulting expense	17	40
Other	52	12
	$1,496	$666

NOTE 7 – PAYCHECK PROTECTION PROGRAM LOAN

The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On April 23, 2020, the Company entered into a promissory note with Silicon Valley Bank evidencing an unsecured loan in the aggregate amount of approximately $351,000 under the PPP (the “PPP Loan”). The interest rate on the PPP Loan was 1.00% and the term was two years, with a deferral of payments for ten months from the date of origination. On May 7, 2020, the Company elected to repay the PPP loan in full until further guidance was provided by the SBA on the loan origination and eligibility requirements. On May 27, 2020, the Company entered into a promissory note with Silicon Valley Bank evidencing an unsecured loan in the aggregate amount of approximately $351,000, with all other terms the same as the prior loan. Beginning eleven months from the date of the PPP Loan, the Company was required to make monthly payments of principal and interest. The promissory note evidencing the PPP Loan contained customary events of default relating to, among other things, payment defaults or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. The PPP Loan was repayable at any time by the Company without prepayment penalties.

Funds from the PPP Loan could be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations, if those debt obligations were incurred before February 15, 2020. The Company used the entire PPP Loan amount for qualifying expenses.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for qualifying expenses. On May 28, 2021, the Company received full loan forgiveness for obligations related to the PPP loan. The Company accounted for the PPP loan as debt, and the loan forgiveness was accounted for as a debt extinguishment. The amount of loan and interest forgiven is recognized as a gain upon debt extinguishment and is reported in the accompanying condensed consolidated statement of operations and comprehensive loss for the three months and six months ended June 30, 2021.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

On various dates between February 2020 and December 2020, the Company received total proceeds of approximately $11.8 million from the issuance of subordinated convertible promissory notes (“Convertible Notes”) to investors. The Convertible Notes accrued interest at 4% per year and the principal balance of the Convertible Notes, plus all accrued interest would have been due on February 28, 2022 (the Maturity Date).

The Convertible Notes were convertible upon the occurrence of certain events, including upon a change in control or a next equity financing. The conversion features are described as follows:

Conversion Event	Description	Conversion Price
Automatic Conversion – Next Qualified Equity Financing	Upon the closing of a Next Qualified Equity Financing (defined as greater than $5,000,000), the Convertible Notes are converted into shares issued equal to the outstanding balance divided by the Conversion Price.	An amount equal to the lower of (i) 80% of the lowest per-share selling price of such stock sold by the Company at the Next Qualified Equity Financing or (ii) the implied per share price determined by dividing $60,000,000 by the total number of Common Stock Equivalents (defined as fully diluted common shares for all outstanding securities, excluding common shares reserved for issuance or exercise of options or grants in the future) immediately prior to Next Qualified Equity Financing closing.

Automatic Conversion – Change of Control (defined as consolidation or merger of the Company or transfer of a majority of share ownership or disposition of substantially all assets of the Company)	If at any time before payment or conversion of the balance, the Company effects a Change of Control, all of the balance outstanding immediately prior to such Change of Control will automatically convert into the most senior series of Preferred Stock outstanding immediately prior to such Change of Control at the Conversion Price.	An amount equal to the implied per share price determined by dividing $60,000,000 by the total number of Common Stock Equivalents immediately prior to such Change of Control.

Automatic Conversion – Maturity Date	If the Company has not paid or otherwise converted the entire balance before the Maturity Date, then on the Maturity Date, all of the balance then outstanding will automatically convert into the most senior series of Preferred Stock outstanding as of the Maturity Date at the Conversion Price then in effect.	An amount equal to the implied per share price determined by dividing $60,000,000 by the total number of Common Stock Equivalents as of the Maturity Date.

Automatic Conversion – IPO	If at any time before payment or conversion of the balance, the Company consummates an IPO, all of the balance outstanding immediately prior to the IPO will automatically convert into Common Stock at the Conversion Price.	An amount equal to the lower of (i) 80% of the lowest per-share selling price of the Common Stock sold by the Company in an IPO or (ii) the implied per share price determined by dividing $60,000,000 by the total number of Common Stock Equivalents immediately prior to closing of an IPO.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

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

As of December 31, 2020, Convertible Notes totaling approximately $247,000 were issued to nonemployees in exchange for services. As of December 31, 2020, future services of $500,000 of the original $747,000 had not been fully completed. A portion of those services that had been completed were recorded as a component of other noncurrent liabilities of $150,000 on the condensed consolidated balance sheet at December 31, 2020.

During the three months ended March 31, 2021, additional nonemployee services of $50,000 were completed, which were recorded as a component of other noncurrent liabilities. In connection with the IPO, a Convertible Note for $500,000 was issued for nonemployee services and the $300,000 of the nonemployee services that remained to be completed was recorded in prepaid assets and other current expenses on the condensed consolidated balance sheet. The Company calculated a BCF of approximately $500,000 upon the issuance of this Convertible Note. During the three and six months ended June 30, 2020, nonemployee services of services of $50,000 were completed.

In connection with the Convertible Notes, the Company issued 10,000 and 204,500 warrants to purchase common stock, to a noteholder and its brokers, respectively. The warrants have a five-year life and are initially exercisable into common stock at $2.97 per share. (See Note 11 – Common Stock Warrants for fair value computation and discussion of the change in the exercise price). During March 2021, 42,220 of these warrants to purchase common stock were cancelled.

Issuance costs and commissions to brokers to obtain the Convertible Notes were recorded as a debt discount in the amount of approximately $83,000 and $612,000, respectively.

The Company determined that the terms that would result in Convertible Notes automatically converting at (i) 80% of the lowest per-share selling price of the stock sold by the Company in the Next Qualified Equity Financing or (ii) 80% of the lowest per-share selling price of the Conversion Stock sold by the Company in an IPO are deemed a redemption feature. The Company also concluded that those redemption features require bifurcation from the Convertible Notes and subsequent accounting in the same manner as a freestanding derivative. Accordingly, subsequent changes in the fair value of these redemption features are measured at each reporting period and recognized in the condensed consolidated statement of operations and comprehensive loss.

The sum of the fair value of the warrants, the fair value of the embedded redemption derivative liability, issuance costs, BCF and commission payments for the Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and six months ended June 30, 2021, the Company recognized interest expense of approximately $0 and $0.8 million from the accretion of those debt discounts, respectively. During the three and six months ended June 30, 2020, the Company recognized interest expense of approximately $0.1 million and $0.1 million, respectively, from the accretion of those debt discounts.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

The Convertible Notes automatically converted upon the closing of the IPO at the implied per share price determined by dividing $60,000,000 by the total number of Common Stock Equivalents immediately prior to the closing of the IPO. The outstanding principal ($12.5 million) and interest due ($0.4 million) under the Convertible Notes, in an aggregate amount of $12.9 million, was converted into 5,015,494 shares of the Company’s common stock at the implied per share conversion of $2.5736. The carrying value of the Convertible Notes was credited to common stock and additional paid-in capital on the condensed consolidated balance sheet. The remaining unamortized discount of $0.4 million was recorded to additional paid-in capital and no gain or loss was recognized on the conversion. The remaining unamortized discount related to the BCF of $0.5 million was recognized immediately as interest expense in the condensed consolidated statement of operations and comprehensive loss.

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

The Company estimated the fair value of the embedded redemption derivative liability using the following weighed average assumptions as of June 30, 2020:

	Financing Date	Maturity Date
Probability of Conversion at Financing	80%	20%
Expected Term	March 2021	February 2022
Conversion Ratio	1.25	N/A
Discount Rate	6.18% to 11.67%	N/A

The embedded redemption derivative liability no longer had significant value as of the date of the Company’s IPO since the conversion of the Convertible Notes occurred via a redemption feature that was not bifurcated as a derivative. Upon the conversion of the Convertible Notes at the IPO, the Company recorded a final change in the fair value of the derivative liability of $0.1 million in the condensed consolidated statement of operations and comprehensive loss, and the derivative liability was extinguished.

The changes in the fair value of the derivative liability for the six months ended June 30, 2021 and for the three and six months ended June 30, 2020 were as follows:

	December 31, 2020	Fair Value at issuance date	Change in fair value	June 30, 2021
Derivative liability	$121	—	(121)	$—

	March 31, 2020	Fair Value at issuance date	Change in fair value	June 30, 2020
Derivative liability	$103	517	(167)	$453

	December 31, 2019	Fair Value at issuance date	Change in fair value	June 30, 2020
Derivative liability	$—	588	(135)	$453

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Note 9 – REDEEMABLE Convertible Preferred Stock

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

Upon the IPO, the redeemable convertible preferred stock converted in to 11,436,956 shares of common stock and no shares of redeemable convertible preferred stock remain outstanding as of June 30, 2021.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Note 10– Common Stock

As of June 30, 2021 and December 31, 2020, the Company was authorized to issue 75,000,000 and 22,069,652 shares of common stock with a par value of $0.0001 per share, and 32,772,060 and 6,393,069 shares were issued and outstanding, respectively.

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

At the IPO date, the Company issued 17,000 shares of common stock for nonemployee services valued at $85,000.

Common stock reserved for future issuance as June 30, 2021 is summarized as follows:

Warrants to purchase common stock	1,938,143
Stock options outstanding	4,717,637
Stock options available for future grants	990,322
Total	7,646,102

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Restricted Stock Purchase Agreements

In 2018, 400,000 shares were issued to the Company’s founder at inception pursuant to a Restricted Stock Purchase Agreement. The Restricted Stock Purchase Agreement stipulates that in the event of the voluntary or involuntary termination of the Company’s founder’s continuous service status for any reason (including death or disability), with or without cause, the Company or its assignees(s) shall have an option (“Repurchase Option”) to repurchase all or any portion of the shares held by the Purchaser as of the termination date which have not yet been released from the Company’s Repurchase Option at the original purchase price of $0.0125 per share. Shares are to be released from the Repurchase Option over four years. The initial 12/48ths of the shares were released on January 30, 2019, and an additional 1/48th of the shares are being released monthly thereafter. As of June 30, 2021 and December 31, 2020, 58,333 and 108,333 of the shares issued to the Company’s founder remain subject to the Repurchase Option, respectively. These shares were originally purchased by the Company’s founder at $0.0125 per share.

In 2018, 3,640,000 shares were also issued pursuant to a Restricted Stock Purchase Agreement. The holders of these shares are considered related parties of the Company because the holders are directly related either to the founder or to the legal counsel of the Company. The same terms described above apply to these issuances. As of June 30, 2021 and December 31, 2020, 530,834 and 985,834 of the shares issued to these holders remain subject to the Repurchase Option, respectively. These shares were originally purchased by the holders at $0.0125 per share.

Early Exercised Stock Option Liability.

During the three and six months ended June 30, 2021, none and 50,000 shares, respectively, were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements. There were no early exercises during the three and six months ended June 30, 2020.

As of June 30, 2021 and December 31, 2020, the Company has recorded a repurchase liability for approximately $370,000 and $417,000 for 749,272 and 856,814 shares that remain unvested. The weighted average remaining vesting period is approximately 2.5 years.

Note 11 – Common Stock Warrants

Preferred A Placement Warrants

On February 22, 2018, the Company entered into an agreement with NSC, pursuant to which the Company engaged NSC as the Company’s exclusive financial advisor and placement agent in connection with an offering or series of offerings of Company securities. Specifically, NSC was the placement agent in connection with the sale of its Series A preferred stock.

In connection with the closing of Series A preferred stock offering, the Company issued warrants (“Preferred A Placement Warrants”) to purchase a total of 133,648 shares of its common stock to NSC on March 14, 2018 and April 23, 2018. On June 1, 2018, the Preferred A Placement Warrants were reassigned among NSC and three individuals at Liquid Venture Partners (“LVP”). The Preferred A Placement Warrants have a term of five years and the exercise price is equal to the conversion price of Series A preferred stock upon its conversion. The Preferred A Placement Warrants included an adjustment provision pursuant to which upon completion of the IPO, and the conversion of the Series A preferred stock in connection therewith, the number of shares issuable upon exercise of the warrants was adjusted to be equal to 10% of the aggregate number of common stock shares issued by the Company upon conversion of 1,336,485 shares of Series A preferred stock (the “Preferred A Adjustment Provision”).

The Second Amended and Restated Certificate of Incorporation that was approved on March 28, 2019 amended and fixed the conversion price of the Series A preferred stock at $1.40. As a result, on August 28, 2019, the Company elected to amend and reissue the Preferred A Placement Warrants, thereby reducing the exercise price to $1.40 and increasing the number of warrant shares by 109,200 to a total of 242,847 warrant shares.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

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

Preferred B Placement Warrants

On April 16, 2019, in connection with the Series B preferred stock offering, the Company issued warrants (“Preferred B Placement Warrants”) to purchase 414,270 shares of its common stock to NSC, Newbridge Securities Corporation, and five individuals at LVP. The Preferred B Placement Warrants have a term of five years and their exercise price is equal to $2.10, the conversion price of Series B preferred stock. The Preferred B Placement Warrants included an adjustment provision pursuant to which upon completion of the IPO, and the conversion of the Series B preferred stock in connection therewith, the number of shares issuable upon exercise of the warrants was adjusted to be equal to 10% of the aggregate number of common stock shares issued by the Company upon conversion of 4,142,270 shares of Series B preferred stock (the “Preferred B Adjustment Provision”).

In connection with the IPO, pursuant to the Preferred B Adjustment Provision variable settlement provision, the number of shares of common stock subject to the Preferred B Placement Warrants settled, resulting in an additional 49,528 shares of common stock.

Convertible Note Placement Warrants

In connection with the Convertible Notes, the Company issued 10,000 and 204,500 warrants to purchase common stock, to a noteholder and its brokers, respectively. The warrants have a five-year life and are initially exercisable into common stock at $2.97 per share with the warrants ultimately being exercisable into common stock at the final Conversion Price of the Convertible Notes. When the Convertible Notes converted at the IPO date as described in Note 9, the exercise price of the warrants was adjusted to equal the Conversion Price, which is $2.57. During March 2021, 42,220 of these warrants to purchase common stock were cancelled.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2021:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2020	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, June 30, 2021	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	242,847	—	—	—	50,195	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	—	52,500	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	414,270	—	—	—	49,528	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	214,050	—	—	(42,220)	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	—	956,973	—	—	—	956,973	March 2026
			871,167	1,009,473	—	(42,220)	99,723	1,938,143

Warrants Classified as Liabilities

Preferred A Placement Warrants and Preferred B Placement Warrants

The Preferred A Placement Warrants and Preferred B Placement Warrants were initially classified as a derivative liability because their variable terms did not qualify these as being indexed to the Company’s own common stock and will be measured at fair value on a recurring basis.

As a result of the conversion of the Preferred Stock into common stock in connection with the IPO, and the related impact of the Preferred A Adjustment Provision and the Preferred B Adjustment Provision, the number of warrant shares that are convertible is no longer variable. Accordingly, the Preferred A Placement Warrants and Preferred B Placement Warrants were determined to be indexed to the Company’s own common stock and will no longer be measured at fair value on a recurring basis. Instead the Preferred A Placement Warrants and the Preferred B Placement Warrants were determined to be equity instruments, and the liability was recorded at fair value with the change in fair value recorded in the condensed consolidated statement of operations and comprehensive loss and reclassified to additional paid-in capital at their estimated fair value at the IPO date.

Convertible Notes Placement Warrants

The Convertible Notes Placement Warrants were classified as a derivative liability because the exercise price was variable, thus these did not qualify as being indexed to the Company’s own common stock and were measured at fair value on a recurring basis.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

As a result of the conversion of the Convertible Notes into common stock in connection with the IPO, the exercise price is no longer variable. Accordingly, the Convertible Notes Placement Warrants were determined to be indexed to the Company’s own common stock and will no longer be measured at fair value on a recurring basis. Instead the Convertible Notes Placement Warrants were determined to be equity instruments, and the liability was recorded at fair value with the change in fair value recorded in the condensed consolidated statement of operations and comprehensive loss and reclassified to additional paid-in capital at their estimated fair value at the IPO date.

Estimated Fair Value of Outstanding Warrants Classified as Liabilities

The estimated fair value of outstanding warrants classified as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the condensed consolidated statements of operations and comprehensive loss as a change in fair value of warrant liability.

There were no warrants classified as liabilities outstanding during the three months ended June 30, 2021.

The changes in fair value of the outstanding warrants classified as liabilities for the six months ended June 30, 2021 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2020	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Reclassified to additional paid-in capital	Warrant liability, June 30, 2021
Preferred A Placement Warrants	$518	$—	$—	$575	$(1,093)	$—
Preferred B Placement Warrants	708	—	—	800	(1,508)	$—
Convertible Notes Placement Warrants	323	—	—	206	(529)	$—
	$1,549	$—	$—	$1,581	$(3,130)	$—

The changes in fair value of the warrant liability for the six months ended June 30, 2020 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2019	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Warrant liability, June 30, 2020
Preferred A Placement Warrants	$12	$—	$—	$(1)	$11
Preferred B Placement Warrants	20	—	—	(8)	12
	$32	$—	$—	$(9)	$23

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

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

The fair values of the outstanding warrants accounted for as liabilities at June 30, 2020 are calculated using the Black-Scholes option pricing model with the following assumptions:

	Black-Scholes Fair Value Assumptions – June 30, 2020
Warrant Issuance	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Preferred A Placement Warrants	–%	50.26%	0.18%	2.7 years
Preferred B Placement Warrants	–%	48.15%	0.24%	3.8 years

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Warrants Classified as Equity

Certain warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model with the following assumptions. The fair value as determined at the issuance date is recorded as an issuance cost of the related stock. Those warrants and the assumptions used to calculate the fair value at issuance are as follows for the warrants issued during the six months ended June 30, 2021. There were no warrants issued during the three months ended June 30, 2021, nor during the three and six months ended June 30, 2020.

	Black-Scholes Fair Value Assumptions
Warrant Issuance	Issuance Date	Fair Value	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Underwriter Warrants	March 2021	$2,349	–%	52.58%	0.82%	5.0 years

Note 12 – Stock-based Compensation

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

As of June 30, 2021, the Company had 990,322 shares available for future grant under the 2019 Plan.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Stock Options

Stock option activity for the six months ended June 30, 2021 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2020	3,188,011	$0.66	9.0 years	$8,155
Granted	1,810,000	$3.74
Exercised	(134,541)	$0.56
Cancelled	(145,833)	$0.59
Outstanding at June 30, 2021	4,717,637	$1.84	8.9 years	$15,457

Exercisable as of June 30, 2021	1,757,533	$0.49	8.4 years	$8,078

Vested and expected to vest as of June 30, 2021	4,667,437	$1.86	9.0 years	$15,221

The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 and 2020 was $2.80 and $0.21. During the six months ended June 30, 2021 and 2020, 134,531 and no options were exercised for proceeds of $76,000 and $0, respectively. The fair value of the 402,939 and 450,840 options that vested during the six months ended June 30, 2021 and 2020 was approximately $0.3 million and $0.1 million, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020

Dividend yield	–%	–%
Expected volatility	67.61%	61.93%
Risk-free interest rate	0.74%	1.48%
Expected life	6.05 years	5.57 years

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

Forfeiture Rate—The Company made the one-time policy election to recognize forfeitures when they occur.

The Company has recorded stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$171	$12	$250	$25
General and administrative	169	29	445	65
	$340	$41	$695	$90

As of June 30, 2021, unamortized compensation expense related to unvested stock options was approximately $7.2 million, which is expected to be recognized over a weighted average period of 3.0 years.

Note 13 – Commitments and Contingencies

Operating Leases

As of June 30, 2021, the Company had two office leases. One lease, for facility space in Dublin, California expires in September 2021, and future minimum lease payments for that lease during 2021 are approximately $13,800.

On April 15, 2021, the Company executed a lease agreement for corporate office space. The lease commenced on May 14, 2021 when the improvements were completed by the landlord and the Company had access to the facility. The lease term is 40 months, and the base rent is approximately $14,000 per month for the first twelve months, with subsequent escalation provisions for future months. The Company paid a security deposit of approximately $47,000.

Future minimum lease payments for this new corporate office space lease are as follows as of June 30, 2021:

Remainder of 2021	$51
2022	173
2023	179
2024	138
Total	$541

Rent expense for the three months ended June 30, 2021 and 2020 was $34,000 and $28,000, respectively. Rent expense for the six months ended June 30, 2021 and 2020 was $48,000 and $56,000, respectively.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2021 and 2020

(Unaudited)

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.

No amounts associated with such indemnifications have been recorded as of June 30, 2021.

Note 14 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table computes the computation of the basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2021 and 2020 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(4,687)	$(2,739)	$(10,295)	$(4,764)
Accretion and dividends on redeemable convertible preferred stock	-	(2,118)	(2,489)	(4,074)
Net loss attributable to common stockholders	$(4,687)	$(4,857)	$(12,784)	$(8,838)
Denominator:
Weighted-average common shares outstanding	32,017,335	2,775,784	20,099,402	2,649,996

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(1.75)	$(0.64)	$(3.34)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2021 and 2020 because including them would have been antidilutive are as follows:

	June 30,
	2021	2020
Shares of redeemable convertible preferred stock	—	10,998,700
Non-vested shares under restricted stock grants	589,167	1,599,167
Shares related to convertible promissory notes	—	2,847,221
Shares subject to options to purchase common stock	4,717,637	3,062,478
Shares subject to warrants to purchase common stock	1,938,143	960,117
Total	7,244,947	19,467,683

For the three and six months ended June 30, 2021 and 2020, performance based option awards for 50,200 shares of common stock, respectively, are not included in in the table above or considered in the calculation of diluted earnings per share until the performance conditions of the option award are considered probable by the Company.

Note 15 – Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet dates through the date these condensed consolidated financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited and condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” and in Note 3 in our audited financial statements included in our Registration Statement.

Results of Operations

Three and six months ended June 30, 2021 and 2020

Our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 as discussed herein are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands, except share and per share data)			(in thousands, except share and per share data)
OPERATING EXPENSES:
Research and development	$3,183	$2,322	$861	$5,125	$3,823	$1,302
General and administrative	1,863	413	1,450	3,187	931	2,256
Total operating expenses	5,046	2,735	2,311	8,312	4,754	3,558

Loss from operations	(5,046)	(2,735)	(2,311)	(8,312)	(4,754)	(3,558)

Other income (expense), net:
Interest expense	—	(167)	167	(883)	(175)	(708)
Change in fair value of warrant liability	—	(14)	14	(1,581)	9	(1,590)
Change in fair value of derivative liability	—	167	(167)	121	135	(14)
Forgiveness of Paycheck Protection Program Loan	351	—	351	351	—	351
Interest and other income, net	8	10	(2)	9	21	(12)
Other income (expense), net	359	(4)	363	(1,983)	(10)	(1,973)

Net loss	(4,687)	(2,739)	(1,948)	(10,295)	(4,764)	(5,531)

Accretion and dividends on redeemable convertible preferred stock	—	(2,118)	2,118	(2,489)	(4,074)	1,585

Net loss attributable to common stockholders	$(4,687)	$(4,857)	$170	$(12,784)	$(8,838)	$(3,946)

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(1.75)		$(0.64)	$(3.34)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,017,335	2,775,784		20,099,402	2,649,996

Research and Development

Research and development expenses totaled $3.2 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively. This increase of $0.9 million was due primarily to the growth of the Company and its activities. Research and development expenses for the three months ended June 30, 2021 included expenses related to employee compensation of $1.7 million, tools and equipment expenses of $0.2 million, other professional fees of $1.2 million, and other expenses of $0.1 million. Research and development expenses for the three months ended June 30, 2020 included expenses related to employee compensation of $0.6 million, research and laboratory expenses of $0.2 million, and other professional fees of $1.5 million.

Research and development expenses totaled $5.1 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively. This increase of $1.3 million was due primarily to the growth of the Company and its activities. Research and development expenses for the six months ended June 30, 2021 included expenses related to employee compensation of $2.5 million, tools and equipment expenses of $0.4 million, other professional fees of $2.1 million, and other expenses of $0.1 million. Research and development expenses for the six months ended June 30, 2020 included expenses related to employee compensation of $1.2 million, other professional fees of $2.3 million and research and laboratory expenses of $0.3 million.

General and Administrative

General and administrative expenses totaled $1.9 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. This increase of $1.5 million was due primarily to the growth of the Company and its activities. General and administrative expenses for the three months ended June 30, 2021 included expenses related to employee and board of director compensation of $1.0 million, professional and consulting fees of $0.4 million, and other expenses of $0.5 million. General and administrative expenses for the three months ended June 30, 2020 included expenses related to employee and board of director compensation of $0.3 million, and professional and consulting fees of $0.1 million.

General and administrative expenses totaled $3.2 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. This increase of $2.3 million was due primarily to the growth of the Company and its activities. General and administrative expenses for the six months ended June 30, 2021 included expenses related to employee and board of director compensation of $1.8 million, professional and consulting fees of $0.9 million, and other expenses of $0.5 million. General and administrative expenses for the six months ended June 30, 2020 included expenses related to employee and board of director compensation of $0.5 million, professional and consulting fees of $0.3 million, and other expenses of $0.1 million.

Loss from Operations

Loss from operations was $5.0 million for the three months ended June 30, 2021, as compared to $2.7 million for the three months ended June 30, 2020.

Loss from operations was $8.3 million for the six months ended June 30, 2021, as compared to $4.8 million for the six months ended June 30, 2020.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2021 was a net other income of $0.4 million as compared to an insignificant amount for the three months ended June 30, 2020. Other income (expense), net for the three months ended June 30, 2021 included forgiveness of the Paycheck Protection Program Loan of $0.4 million. Other income (expense), net for the three months ended June 30, 2020 included interest expense of $0.2 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes, offset by $0.2 million related to the change in fair value of the derivative liability.

Other income (expense), net for the six months ended June 30, 2021 was a net other expense of $2.0 million as compared to an insignificant amount for the six months ended June 30, 2020. Other income (expense), net for the six months ended June 30, 2021 included interest expense of $0.9 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes, $1.6 million related to the change in fair value of the warrant liability, $0.1 million related to the change in the fair value of the derivative liability and forgiveness of the Paycheck Protection Program Loan of $0.4 million. Other income (expense), net for the six months ended June 30, 2020 included interest expense of $0.2 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes, offset by $0.2 million related to the change in fair value of the derivative liability and by the change in interest and other income, net.

Net Loss

As a result of the foregoing, net loss was $4.7 million for the three months ended June 30, 2021, as compared to $2.7 million for the three months ended June 30, 2020.

As a result of the foregoing, net loss was $10.3 million for the six months ended June 30, 2021, as compared to $4.8 million for the six months ended June 30, 2020.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements are presented on a basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not generated any revenues from operations since inception, and do not expect to do so in the foreseeable future. We have experienced operating losses and negative operating cash flows since inception and expect to continue to do so. We have financed our working capital requirements during this period through the sale of equity securities and convertible notes.

At June 30, 2021 and December 31, 2020, we had cash and cash equivalents and short-term investments of $42.7 million and $5.7 million, respectively, available to fund our ongoing business activities. We believe that our cash and cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund our projected operating requirements for at least 12 months. However, such cash and cash equivalents and short-term investments are not expected to be sufficient to enable us to complete the development and commercialization of our proposed wearable product. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(7,772)	$(4,453)
Net cash used in investing activities	(13,728)	—
Net cash provided by financing activities	45,095	8,185
Net increase (decrease) in cash and cash equivalents	$23,595	$3,732

Operating Activities

During the six months ended June 30, 2021, the Company used cash of $7.9 million in operating activities, as compared to $4.5 million used in operating activities during the six months ended June 30, 2020.

The $7.8 million used in operating activities during the six months ended June 30, 2021 was primarily attributable to our net loss of $10.3 million during the period and changes in our operating assets and liabilities totaling $0.3 million. These items were offset by non-cash items, including stock-based compensation of $0.7 million, accretion of the debt discount on our convertible promissory notes of $0.8 million, the forgiveness of our PPP loan of $0.4 million, accrued interest on our convertible promissory notes of $0.1 million, compensation of nonemployee services upon the issuance of common stock of $0.1 million, the change in the fair value of the derivative liability of $0.1 million and the change in the fair value of the warrant liability of $1.6 million. During the six months ended June 30, 2020, the Company used cash of $4.5 million in operating activities, which was primarily attributable to our net loss of $4.8 million. The difference between cash used in operating activities and net loss consisted primarily of changes in operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2021 the Company used cash of $13.7 million in investing activities, consisting of $13.4 million in purchases of marketable securities and $0.3 million for the purchase of office and laboratory equipment. During the six months ended June 30, 2020 the Company did not have any investing activities.

Financing Activities

During the six months ended June 30, 2021, the Company was provided cash of $45.1 million from financing activities, comprised of $45.0 million from the net proceeds of our initial public offering and $0.1 million from the issuance of common stock. During the six months ended June 30, 2020, the Company was provided cash of $8.2 million from financing activities, comprised of $8.2 million from the issuance of convertible promissory notes which was partially offset by $0.4 million of issuance costs and $0.7 million in proceeds from the Paycheck Protection Program loan which was partially offset by the repayment of $0.4 million.

Off-Balance Sheet Transactions

At June 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified three material weaknesses in our internal control over financial reporting at June 30, 2021. The material weaknesses relate to (i) lack of proper segregation of duties across significant accounting cycles, (ii) lack of effective information technology security policies and control over access to key systems, and (iii) lack of precision in the design of internal control over financial reporting. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2021, we had an accumulated deficit of approximately $53.3 million. Even assuming the sale of the common stock in the IPO, without additional capital our existing cash and cash equivalents will be insufficient to fully fund our business plan. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize our first product. Our ability to achieve revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our technology, potentially find strategic collaborators that can incorporate our technology into applications which can be successfully commercialized and achieve market acceptance. There can be no assurance that we will ever generate revenues or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operations.

Primarily as a result of our lack of revenue, history of losses to date and our lack of liquidity, there is substantial uncertainty as to our ability to continue as a going concern. As of June 30, 2021, we had total assets of approximately $45.1 million and total liabilities of approximately $2.2 million. We believe that our cash and cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund our projected operating requirements for at least 12 months. However, such cash and cash equivalents and short-term investments are not expected to be sufficient enable us to complete the development and commercialization of our proposed wearable product. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. At June 30, 2021, we had three issued U.S. patents having a total of 79 claims, 45 pending U.S. patent applications having a total of 1,053 claims, with an earliest priority date of August 16, 2018, and four pending international patent applications having a total of 191 pending claims.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 25, 2021)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on March 10, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on March 10, 2021)
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on February 2, 2021)
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed on February 2, 2021)
4.6	Form of Warrant to Purchase Common Stock issued in 2020 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed on February 2, 2021)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVANO INC.

Date: August 12, 2021	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: August 12, 2021	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)