Form 10-Q
period 2021-09-30
Movano Inc.
filed 2021-11-12
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of November 11, 2021, there were 32,772,060 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$17,133	$5,710
Short-term investments	22,169	—
Payroll tax credit, current portion	546	500
Prepaid expenses and other current assets	1,166	691
Total current assets	41,014	6,901
Property and equipment, net	500	38
Payroll tax credit, noncurrent portion	—	134
Other assets	57	10
Total assets	$41,571	$7,083

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$502	$246
Paycheck Protection Program loan, current portion	—	248
Other current liabilities	2,288	666
Total current liabilities	2,790	1,160
Noncurrent liabilities:
Convertible promissory notes, net	—	11,342
Accrued interest	—	292
Paycheck Protection Program loan, noncurrent portion	—	103
Warrant liability	—	1,549
Derivative liability	—	121
Early exercised stock option liability	335	417
Other noncurrent liabilities	64	161
Total noncurrent liabilities	399	13,985
Total liabilities	3,189	15,145

Commitments and contingencies (Note 13)

Series A redeemable convertible preferred stock, $0.0001 par value, no and 2,692,253 shares authorized at September 30, 2021 and December 31, 2020; no and 2,692,253 shares issued and outstanding at September 30, 2021 and December 31, 2020; liquidation preference of $0 and $15,170 at September 30, 2021 and December 31, 2020	—	13,856

Series B redeemable convertible preferred stock, $0.0001 par value, no and 5,238,095 shares authorized at September 30, 2021 and December 31, 2020; no and 4,942,319 shares issued and outstanding at September 30, 2021 and December 31, 2020; liquidation preference of $0 and $21,858 at September 30, 2021 and December 31, 2020	—	18,962

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 and no shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 75,000,000 and 22,069,652 shares authorized at September 30, 2021 and December 31, 2020; 32,772,060 and 6,393,069 shares issued and outstanding at September 30, 2021 and December 31, 2020	3	1
Additional paid-in capital	96,845	—
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(58,463)	(40,881)
Total stockholders' equity (deficit)	38,382	(40,880)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$41,571	$7,083

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OPERATING EXPENSES:
Research and development	$3,803	$2,637	$8,928	$6,460
General and administrative	1,376	546	4,563	1,477
Total operating expenses	5,179	3,183	13,491	7,937

Loss from operations	(5,179)	(3,183)	(13,491)	(7,937)

Other income (expense), net:
Interest expense	—	(377)	(883)	(552)
Change in fair value of warrant liability	—	(1)	(1,581)	8
Change in fair value of derivative liability	—	219	121	354
Forgiveness of Paycheck Protection Program Loan	—	—	351	—
Interest and other income, net	6	1	15	22
Other income (expense), net	6	(158)	(1,977)	(168)

Net loss	(5,173)	(3,341)	(15,468)	(8,105)

Accretion and dividends on redeemable convertible preferred stock	—	(2,322)	(2,489)	(6,396)
Net loss attributable to common stockholders	$(5,173)	$(5,663)	$(17,957)	$(14,501)

Net loss	$(5,173)	$(3,341)	$(15,468)	$(8,105)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(2)	—	(3)	—
Total comprehensive loss	$(5,175)	$(3,341)	$(15,471)	$(8,105)

Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(1.87)	$(0.74)	$(5.22)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,268,890	3,029,765	24,200,475	2,777,510

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible							Accumulated
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at June 30, 2021	—	$—	—	$—	32,772,060	$3	$96,258	$(1)	$(53,290)	$42,970
Stock-based compensation	—	—	—	—	—	—	552	—	—	552
Vesting of early exercised stock options	—	—	—	—	—	—	35	—	—	35
Other comprehensive loss	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(5,173)	(5,173)
Balance at September 30, 2021	—	$—	—	$—	32,772,060	$3	$96,845	$(3)	$(58,463)	$38,382

	Redeemable Convertible							Accumulated
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
Nine Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	2,692,253	$13,856	4,942,319	$18,962	6,393,069	$1	$—	$—	$(40,881)	$(40,880)
Stock-based compensation	—	—	—	—	—	—	1,247	—	—	1,247
Accretion of Series A and Series B redeemable convertible preferred stock	—	686	—	1,803	—	—	(2,489)	—	—	(2,489)
Issuance of common stock upon exercise of options	—	—	—	—	134,541	—	49	—	—	49
Vesting of early exercised stock options	—	—	—	—			109	—	—	109
Reclassification of negative additional paid-in capital	—	—	—	—	—	—	2,114	—	(2,114)	—
Conversion of preferred stock to common stock upon initial public offering	(2,692,253)	(14,542)	(4,942,319)	(20,765)	11,436,956	1	35,306	—	—	35,307
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	9,775,000	1	41,924	—	—	41,925
Issuance of underwriter warrants upon initial public offering	—	—	—	—	—	—	2,349	—	—	2,349
Reclassification of liability-classified warrants upon initial public offering	—	—	—	—	—	—	3,130	—	—	3,130
Conversion of convertible promissory notes and accrued interest upon initial public offering	—	—	—	—	5,015,494	—	12,550	—	—	12,550
Issuance of common stock for nonemployee services	—	—	—	—	17,000	—	85	—	—	85
Beneficial conversion feature upon issuance of convertible promissory note	—	—	—	—	—	—	471	—	—	471
Other comprehensive loss	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(15,468)	(15,468)
Balance at September 30, 2021	—	$—	—	$—	32,772,060	$3	$96,845	$(3)	$(58,463)	$38,382

	Redeemable Convertible							Accumulated
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at June 30, 2020	2,692,253	$12,461	4,942,319	$15,517	4,539,584	$—	$—	$—	$(28,655)	$(28,655)
Stock-based compensation for stock grant	—	—	—	—	140,000	—	76	—	—	76
Stock-based compensation	—	—	—	—	—	—	75	—	—	75
Accretion of Series A and Series B redeemable convertible preferred stock	—	680	—	1,642	—	—	(2,322)	—	—	(2,322)
Reclassification of negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	2,171	—	(2,171)	—
Net loss	—	—	—	—	—	—	—	—	(3,341)	(3,341)
Balance at September 30, 2020	2,692,253	$13,141	4,942,319	$17,159	4,679,584	$—	$—	$—	$(34,167)	$(34,167)

	Redeemable Convertible							Accumulated
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
Nine Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2019	2,692,253	$11,212	4,942,319	$12,692	4,539,584	$—	$—	$—	$(19,907)	$(19,907)
Stock-based compensation for stock grant	—	—	—	—	140,000	—	76	—	—	76
Stock-based compensation	—	—	—	—	—	—	165	—	—	165
Accretion of Series A and Series B redeemable convertible preferred stock	—	1,929	—	4,467	—	—	(6,396)	—	—	(6,396)
Reclassification of negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	6,155	—	(6,155)	—
Net loss	—	—	—	—	—	—	—	—	(8,105)	(8,105)
Balance at September 30, 2020	2,692,253	$13,141	4,942,319	$17,159	4,679,584	$—	$—	$—	$(34,167)	$(34,167)

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,468)	$(8,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	10
Forgiveness of Paycheck Protection Program loan	(351)	—
Stock-based compensation for stock grant	—	76
Stock-based compensation	1,247	165
Accretion of debt discount on convertible promissory notes	772	396
Accrued interest on convertible promissory notes	115	166
Accretion of discount on short-term investments	111	—
Non-employee services under convertible promissory notes	50	150
Compensation of non-employee services upon issuance of common stock	74	—
Change in fair value of derivative liability	(121)	(354)
Issuance of convertible promissory notes for services	—	160
Change in fair value of warrant liability	1,581	(8)
Changes in operating assets and liabilities:
Payroll tax credit	88	(133)
Prepaid expenses and other current assets	(672)	(518)
Other assets	(47)	79
Accounts payable	115	141
Other current and noncurrent liabilities	1,399	(362)
Net cash used in operating activities	(11,067)	(8,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(322)	—
Purchases of short-term investments	(23,312)	—
Maturities of short-term investments	1,029	—
Net cash used in investing activities	(22,605)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	—	11,753
Payment of issuance costs	—	(676)
Proceeds from April 2020 Paycheck Protection Program Loan	—	351
Repayment of April 2020 Paycheck Protection Program Loan	—	(351)
Proceeds from May 2020 Paycheck Protection Program Loan	—	351
Issuance of common stock	76	—
Proceeds from issuance of shares upon Initial Public Offering - net of issuance costs	45,019	—
Net cash provided by financing activities	45,095	11,428

Net increase in cash and cash equivalents	11,423	3,291
Cash and cash equivalents at beginning of period	5,710	4,291
Cash and cash equivalents at end of period	$17,133	$7,582

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants in connection with convertible promissory notes	$—	$6
Accretion of Series A redeemable convertible preferred stock	$686	$1,929
Accretion of Series B redeemable convertible preferred stock	$1,803	$4,467
Conversion of preferred stock to common stock upon initial public offering	$35,307	$—
Reclassification of liability-classified warrants upon initial public offering	$3,130	$—
Issuance of underwriter warrants upon initial public offering	$2,349	$—
Issuance of convertible promissory notes for completion of non-employee services	$500	$160
Beneficial conversion feature upon issuance of convertible promissory note	$471	$—
Conversion of convertible promissory notes upon initial public offering	$12,550	$—
Vesting of common stock issued upon early exercise	$109	$—
Issuance of common stock for non-employee services	$11	$—
Reclassification of deferred offering costs upon initial public offering	$497	$—
Property and equipment purchases in accounts payable	$180	$—
Record derivative liability upon issuance of convertible promissory notes	$—	$751

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

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

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the three and nine months ended September 30, 2021.

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

In December 2019, a novel coronavirus and the resulting disease (“COVID-19”) was reported, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. In February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic. The Company is continuing to ascertain the long-term impact of the COVID-19 pandemic on its business, but given the uncertainty about the situation, the Company cannot estimate the impact to its financial statements from the economic crisis arising from COVID-19.

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

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through September 30, 2021, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Intercompany transactions are eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year included in Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 17, 2021.

Reclassification

Certain reclassifications have been made to prior periods’ condensed consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or stockholders’ equity (deficit).

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for the purchased marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale short-term investments at fair value. The Company reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be credit-related, which are recorded as other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and reports an allowance for credit losses in short-term investments on the balance sheet, if any. The Company determines any realized gains or losses on the sale of short-term investments on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and short-term investments is recorded in interest and other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss and was insignificant during the three and nine months ended September 30, 2021 or 2020.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. All cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts. The amounts deposited in the money market accounts exceed federally insured limits. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

The Company has no financial instruments with off-balance sheet risk of loss.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of prepaid expenses, other current receivables, and deferred offering costs, which consist of legal, accounting, filing and other fees related to the IPO that were capitalized prior to the IPO. The deferred offering costs were offset against proceeds from the IPO within additional paid-in capital upon the effective date of the IPO. As of September 30, 2021 and December 31, 2020, offering costs of approximately $0 and $0.5 million were capitalized, respectively.

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

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

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

Beneficial Conversion Feature

If the conversion feature of conventional convertible promissory notes provides for a rate of conversion that is below fair value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount and as additional paid-in capital on the condensed consolidated balance sheet. In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Redeemable Convertible Preferred Stock

The Company records all shares of redeemable convertible preferred stock at their respective issuance price less issuance costs on the dates of issuance. Under certain circumstances the Company would have been required to redeem the Series A and Series B redeemable convertible preferred stock unless an IPO had been consummated prior to April 1, 2021, or an extension or waiver was obtained upon approval of a majority of the holders of such preferred stock. As the preferred stock became redeemable due to the passage of time, the Company considered the preferred stock to be redeemable as of April 1, 2021. The Company records the accretion of the Series A and B preferred stock balances to their respective redemption amounts using the effective interest method. The redeemable convertible preferred stock is presented outside of stockholders’ deficit on the condensed consolidated balance sheet as of December 31, 2020. Upon the IPO, the redeemable convertible preferred stock converted in to 11,436,956 shares of common stock.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and nine months ended September 30, 2021 and 2020.

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

For the three months and nine months ended September 30, 2021 and 2020

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740). The amendments in this update provide further simplification of accounting standards for the accounting for income taxes. Certain exceptions for requirements regarding the accounting for franchise taxes, tax basis of goodwill, and tax law rate changes are made. The Company early adopted this guidance as of January 1, 2021 and the adoption did not have a significant impact on the condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the early recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 requires the use of a transition model that will result in the earlier recognition of allowances for losses. The Company early adopted this guidance as of January 1, 2021 and the adoption did not have a significant impact on the condensed consolidated financial statements and related disclosures.

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

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

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

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. At December 31, 2020, the warrants related to the Series A preferred stock issuance, the Series B preferred stock issuance, and the convertible promissory notes and the derivative liability related to the issuance of convertible promissory notes are classified within level 3 of the valuation hierarchy. The instruments are not present at September 30, 2021 in light of accounting ramifications of the IPO, which are discussed further in Note 8 and Note 11.

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands).

	September 30, 2021
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$10,156	$10,156	$—	$—
Commercial paper	6,409	—	6,409	—
Total cash equivalents	$16,565	$10,156	$6,409	$—

Short-term investments:
Certificates of deposit	$250	$—	$250	$—
Commercial paper	6,199	—	6,199	—
Corporate notes	13,468	—	13,468	—
Municipal bonds	2,252	—	2,252	—
Total short-term investments	$22,169	$—	$22,169	$—

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents – money market funds	$5,181	$5,181	$—	$—
Warrant liability	$1,549	$—	$—	$1,549
Derivative liability	$121	$—	$—	$121

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

Note 4 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents:
Cash	$568	$529
Money market funds	10,156	5,181
Commercial paper	6,409	—
Total cash and cash equivalents	$17,133	$5,710

Short-term investments:
Certificates of deposit	$250	$—
Commercial paper	6,199	—
Corporate notes	13,468	—
Municipal bonds	2,252	—
Total short-term investments	$22,169	$—

The contractual maturities of short-term investments classified as available-for-sale as of September 30, 2021 were as follows (in thousands):

September 30,
2021

Due within one year	$21,329
Due after one year through five years	840
Total	$22,169

The following table summarizes the unrealized gains and losses related to short-term investments classified as available-for-sale on the Company’s condensed consolidated balance sheet (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Short-term investments:
Certificates of deposit	$250	$—	$—	$250
Commercial paper	6,199	—	—	6,199
Corporate notes	13,471	1	(4)	13,468
Municipal bonds	2,252	—	—	2,252
Total short-term investments	$22,172	$1	$(4)	$22,169

As of September 30, 2021, the gross unrealized loss on available-for-sale short-term investments was immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities. The Company has determined that all unrealized losses are temporary. As of September 30, 2021, no allowance for credit losses in short-term investments was recorded.

No sales of available-for-sale short-term investments occurred during the three and nine months ended September 30, 2021.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

Note 5 – Property and Equipment

Property and equipment, net, as of September 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Office equipment and furniture	$218	$43
Software	115	—
Test equipment	234	22
Total property and equipment	567	65
Less: accumulated depreciation	(67)	(27)
Total property and equipment, net	$500	$38

Total depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2021 was approximately $22,000 and $40,000, respectively. Total depreciation expense related to property and equipment for the three and nine months ended September 30, 2020 was approximately $4,000 and $10,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development	$417	$197
Accrued compensation	1,530	184
Accrued vacation	260	192
Accrued legal expense	1	41
Accrued accounting and consulting expense	16	40
Other	64	12
	$2,288	$666

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for qualifying expenses. On May 28, 2021, the Company received full loan forgiveness for obligations related to the PPP loan. The Company accounted for the PPP loan as debt, and the loan forgiveness was accounted for as a debt extinguishment. The amount of loan and interest forgiven is recognized as a gain upon debt extinguishment and is reported in the accompanying condensed consolidated statement of operations and comprehensive loss for the three months and nine months ended September 30, 2021.

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

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

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

For the three months and nine months ended September 30, 2021 and 2020

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

During the three months ended March 31, 2021, additional nonemployee services of $50,000 were completed, which were recorded as a component of other noncurrent liabilities. In connection with the IPO, a Convertible Note for $500,000 was issued for nonemployee services and the $300,000 of the nonemployee services that remained to be completed was recorded in prepaid assets and other current expenses on the condensed consolidated balance sheet. The Company calculated a BCF of approximately $500,000 upon the issuance of this Convertible Note. During the three and nine months ended September 30, 2020, nonemployee services of services of $260,000 and $310,000 were completed.

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

The sum of the fair value of the warrants, the fair value of the embedded redemption derivative liability, issuance costs, BCF and commission payments for the Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and nine months ended September 30, 2021, the Company recognized interest expense of approximately $0 and $0.8 million from the accretion of those debt discounts, respectively. During the three and nine months ended September 30, 2020, the Company recognized interest expense of approximately $0.3 million and $0.4 million, respectively, from the accretion of those debt discounts.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

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

The Company estimated the fair value of the embedded redemption derivative liability using the following weighed average assumptions as of September 30, 2020:

	Financing Date	Maturity Date
Probability of Conversion at Financing	80%	20%
Expected Term	March 2021	February 2022
Conversion Ratio	1.25	N/A
Discount Rate	5.19% to 11.67%	N/A

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

The changes in the fair value of the derivative liability for the nine months ended September 30, 2021 and for the three and nine months ended September 30, 2020 were as follows:

	December 31, 2020	Fair Value at issuance date	Change in fair value	September 30, 2021
Derivative liability	$121	—	(121)	$—

	June 30, 2020	Fair Value at issuance date	Change in fair value	September 30, 2020
Derivative liability	$453	164	(220)	$397

	December 31, 2019	Fair Value at issuance date	Change in fair value	September 30, 2020
Derivative liability	$—	751	(354)	$397

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

The accretion to the carrying value of the Series A preferred stock was recorded as a charge to additional paid-in capital. The accumulated accretion as of the IPO date was $8.2 million, which resulted in an adjusted Series A preferred stock carrying value of $14.5 million.

Upon the IPO, the redeemable convertible preferred stock converted in to 11,436,956 shares of common stock and no shares of redeemable convertible preferred stock remain outstanding as of September 30, 2021.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

Note 10 – Common Stock

As of September 30, 2021 and December 31, 2020, the Company was authorized to issue 75,000,000 and 22,069,652 shares of common stock with a par value of $0.0001 per share, and 32,772,060 and 6,393,069 shares were issued and outstanding, respectively.

Conversion of Redeemable Convertible Preferred Stock

In connection with the closing of the IPO, on March 25, 2021, the outstanding shares of the Company’s Series A and Series B redeemable convertible preferred stock were converted into 11,436,956 shares of the Company’s common stock.

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

At the IPO date, the Company issued 17,000 shares of common stock for nonemployee services valued at $85,000.

Common stock reserved for future issuance at September 30, 2021 is summarized as follows:

Warrants to purchase common stock	1,938,143
Stock options outstanding	4,877,637
Stock options available for future grants	830,322
Total	7,646,102

Restricted Stock Purchase Agreements

In 2018, 400,000 shares were issued to the Company’s founder at inception pursuant to a Restricted Stock Purchase Agreement. The Restricted Stock Purchase Agreement stipulates that in the event of the voluntary or involuntary termination of the Company’s founder’s continuous service status for any reason (including death or disability), with or without cause, the Company or its assignees(s) shall have an option (“Repurchase Option”) to repurchase all or any portion of the shares held by the Purchaser as of the termination date which have not yet been released from the Company’s Repurchase Option at the original purchase price of $0.0125 per share. Shares are to be released from the Repurchase Option over four years. The initial 12/48ths of the shares were released on January 30, 2019, and an additional 1/48th of the shares are being released monthly thereafter. As of September 30, 2021 and December 31, 2020, 33,333 and 108,333 of the shares issued to the Company’s founder remain subject to the Repurchase Option, respectively. These shares were originally purchased by the Company’s founder at $0.0125 per share.

In 2018, 3,640,000 shares were also issued pursuant to a Restricted Stock Purchase Agreement. The holders of these shares are considered related parties of the Company because the holders are directly related either to the founder or to the legal counsel of the Company. The same terms described above apply to these issuances. As of September 30, 2021 and December 31, 2020, 303,333 and 985,834 of the shares issued to these holders remain subject to the Repurchase Option, respectively. These shares were originally purchased by the holders at $0.0125 per share.

Early Exercised Stock Option Liability

During the three and nine months ended September 30, 2021, none and 50,000 shares, respectively, were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements. There were no early exercises during the three and nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, the Company has recorded a repurchase liability for approximately $335,000 and $417,000 for 677,085 and 856,814 shares that remain unvested. The weighted average remaining vesting period is approximately 2.3 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

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

Convertible Note Placement Warrants

In connection with the Convertible Notes, the Company issued 10,000 and 214,050 warrants to purchase common stock, to a noteholder and its brokers, respectively. The warrants have a five-year life and are initially exercisable into common stock at $2.97 per share with the warrants ultimately being exercisable into common stock at the final Conversion Price of the Convertible Notes. When the Convertible Notes converted at the IPO date as described in Note 9, the exercise price of the warrants was adjusted to equal the Conversion Price, which is $2.57. During March 2021, 42,220 of these warrants to purchase common stock were cancelled.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

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

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2021:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2020	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, September 30, 2021	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	242,847	—	—	—	50,195	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	—	52,500	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	414,270	—	—	—	49,528	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	214,050	—	—	(42,220)	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	—	956,973	—	—	—	956,973	March 2026
			871,167	1,009,473	—	(42,220)	99,723	1,938,143

Warrants Classified as Liabilities

Preferred A Placement Warrants and Preferred B Placement Warrants

The Preferred A Placement Warrants and Preferred B Placement Warrants were initially classified as a derivative liability because their variable terms did not qualify these as being indexed to the Company’s own common stock and will be measured at fair value on a recurring basis.

As a result of the conversion of the Preferred Stock into common stock in connection with the IPO, and the related impact of the Preferred A Adjustment Provision and the Preferred B Adjustment Provision, the number of warrant shares that are convertible is no longer variable. Accordingly, the Preferred A Placement Warrants and Preferred B Placement Warrants were determined to be indexed to the Company’s own common stock and will no longer be measured at fair value on a recurring basis. Instead, the Preferred A Placement Warrants and the Preferred B Placement Warrants were determined to be equity instruments, and the liability was recorded at fair value with the change in fair value recorded in the condensed consolidated statement of operations and comprehensive loss and reclassified to additional paid-in capital at their estimated fair value at the IPO date.

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

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

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

There were no warrants classified as liabilities outstanding as of September 30, 2021.

The changes in fair value of the outstanding warrants classified as liabilities for the nine months ended September 30, 2021 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2020	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Reclassified to additional paid-in capital	Warrant liability, September 30, 2021
Preferred A Placement Warrants	$518	$—	$—	$575	$(1,093)	$—
Preferred B Placement Warrants	708	—	—	800	(1,508)	—
Convertible Notes Placement Warrants	323	—	—	206	(529)	—
	$1,549	$—	$—	$1,581	$(3,130)	$—

The changes in fair value of the warrant liability for the nine months ended September 30, 2020 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2019	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Warrant liability, September 30, 2020
Preferred A Placement Warrants	$12	$—	$—	$(1)	$11
Preferred B Placement Warrants	20	—	—	(7)	13
Convertible Notes Placement Warrants	—	6	—	—	6
	$32	$6	$—	$(8)	$30

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

The fair values of the outstanding warrants accounted for as liabilities at September 30, 2020 are calculated using the Black-Scholes option pricing model with the following assumptions:

	Black-Scholes Fair Value Assumptions - September 30, 2020
Warrant Issuance	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Preferred A Placement Warrants	–%	53.73%	0.15%	2.5 years
Preferred B Placement Warrants	–%	49.39%	0.22%	3.5 years
Convertible Note Placement Warrants	–%	47.65%	0.31%	4.9 years

Warrants Classified as Equity

Certain warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model with the following assumptions. The fair value as determined at the issuance date is recorded as an issuance cost of the related stock. Those warrants and the assumptions used to calculate the fair value at issuance are as follows for the warrants issued during the nine months ended September 30, 2021. There were no warrants issued during the three months ended September 30, 2021, nor during the three and nine months ended September 30, 2020.

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

As of September 30, 2021, the Company had 830,322 shares available for future grant under the 2019 Plan.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

Stock Options

Stock option activity for the nine months ended September 30, 2021 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2020	3,188,011	$0.66	9.0 years	$8,155
Granted	1,970,000	$3.75
Exercised	(134,541)	$0.56
Cancelled	(145,833)	$0.59
Outstanding at September 30, 2021	4,877,637	$1.91	8.7 years	$8,368

Exercisable as of September 30, 2021	1,902,685	$0.52	8.1 years	$5,566

Vested and expected to vest as of September 30, 2021	4,827,437	$1.93	8.7 years	$8,214

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $2.76 and $0.31. During the nine months ended September 30, 2021 and 2020, 134,531 and no options were exercised for proceeds of $76,000 and $0, respectively. The fair value of the 598,988 and 688,155 options that vested during the nine months ended September 30, 2021 and 2020 was approximately $0.4 million and $0.2 million, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020

Dividend yield	–%	–%
Expected volatility	67.54%	67.92%
Risk-free interest rate	0.76%	0.46%
Expected life	6.06 years	5.77 years

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

The Company has recorded stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$217	$15	$467	$40
General and administrative	335	136	780	201
	$552	$151	$1,247	$241

As of September 30, 2021, unamortized compensation expense related to unvested stock options was approximately $7.0 million, which is expected to be recognized over a weighted average period of 2.9 years.

Note 13 – Commitments and Contingencies

Operating Leases

As of September 30, 2021, the Company had one office lease. Another lease, for facility space in Dublin, California expired in September 2021.

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

Future minimum lease payments for this new corporate office space lease are as follows as of September 30, 2021:

Remainder of 2021	$42
2022	173
2023	179
2024	138
Total	$532

Rent expense for the three months ended September 30, 2021 and 2020 was $57,000 and $28,000, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was $105,000 and $84,000, respectively.

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

For the three months and nine months ended September 30, 2021 and 2020

(Unaudited)

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

No amounts associated with such indemnifications have been recorded as of September 30, 2021.

Note 14 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table computes the computation of the basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(5,173)	$(3,341)	$(15,468)	$(8,105)
Accretion and dividends on redeemable convertible preferred stock	-	(2,322)	(2,489)	(6,396)
Net loss attributable to common stockholders	$(5,173)	$(5,663)	$(17,957)	$(14,501)
Denominator:
Weighted-average common shares outstanding	32,268,890	3,029,765	24,200,475	2,777,510

Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(1.87)	$(0.74)	$(5.22)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 because including them would have been antidilutive are as follows:

	September 30,
	2021	2020
Shares of redeemable convertible preferred stock	—	7,634,572
Non-vested shares under restricted stock grants	336,666	1,346,667
Shares related to convertible promissory notes	—	1,399,254
Shares subject to options to purchase common stock	4,877,637	3,897,478
Shares subject to warrants to purchase common stock	1,938,143	1,174,168
Total	7,152,447	15,452,139

For the three and nine months ended September 30, 2021 and 2020, performance based option awards for 50,200 shares of common stock, respectively, are not included in in the table above or considered in the calculation of diluted earnings per share until the performance conditions of the option award are considered probable by the Company.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” and in Note 3 in our audited financial statements included in our Registration Statement.

Results of Operations

Three and nine months ended September 30, 2021 and 2020

Our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 as discussed herein are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands, except share and per share data)			(in thousands, except share and per share data)
OPERATING EXPENSES:
Research and development	$3,803	$2,637	$1,166	$8,928	$6,460	$2,468
General and administrative	1,376	546	830	4,563	1,477	3,086
Total operating expenses	5,179	3,183	1,996	13,491	7,937	5,554

Loss from operations	(5,179)	(3,183)	(1,996)	(13,491)	(7,937)	(5,554)

Other income (expense), net:
Interest expense	—	(377)	377	(883)	(552)	(331)
Change in fair value of warrant liability	—	(1)	1	(1,581)	8	(1,589)
Change in fair value of derivative liability	—	219	(219)	121	354	(233)
Forgiveness of Paycheck Protection Program Loan	—	—	—	351	—	351
Interest and other income, net	6	1	5	15	22	(7)
Other income (expense), net	6	(158)	164	(1,977)	(168)	(1,809)

Net loss	(5,173)	(3,341)	(1,832)	(15,468)	(8,105)	(7,363)

Accretion and dividends on redeemable convertible preferred stock	—	(2,322)	2,322	(2,489)	(6,396)	3,907

Net loss attributable to common stockholders	$(5,173)	$(5,663)	$490	$(17,957)	$(14,501)	$(3,456)

Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(1.87)		$(0.74)	$(5.22)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,268,890	3,029,765		24,200,475	2,777,510

Research and Development

Research and development expenses totaled $3.8 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively. This increase of $1.2 million was due primarily to the growth of the Company and its activities. Research and development expenses for the three months ended September 30, 2021 included expenses related to employee compensation of $1.8 million, tools and equipment expenses of $0.4 million, other professional fees of $1.5 million, and other expenses of $0.1 million. Research and development expenses for the three months ended September 30, 2020 included expenses related to employee compensation of $0.6 million, research and laboratory expenses of $0.2 million, and other professional fees of $1.8 million.

Research and development expenses totaled $8.9 million and $6.5 million for the nine months ended September 30, 2021 and 2020, respectively. This increase of $2.5 million was due primarily to the growth of the Company and its activities. Research and development expenses for the nine months ended September 30, 2021 included expenses related to employee compensation of $4.3 million, tools and equipment expenses of $0.7 million, other professional fees of $3.6 million, rent of $0.1 million and other expenses of $0.2 million. Research and development expenses for the nine months ended September 30, 2020 included expenses related to employee compensation of $1.8 million, other professional fees of $4.1 million, rent of $0.1 million, and research and laboratory expenses of $0.5 million.

General and Administrative

General and administrative expenses totaled $1.4 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. This increase of $0.9 million was due primarily to the growth of the Company and its activities. General and administrative expenses for the three months ended September 30, 2021 included expenses related to employee and board of director compensation of $0.6 million, professional and consulting fees of $0.4 million, and other expenses of $0.4 million. General and administrative expenses for the three months ended September 30, 2020 included expenses related to employee and board of director compensation of $0.4 million, and professional and consulting fees of $0.1 million.

General and administrative expenses totaled $4.6 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. This increase of $3.1 million was due primarily to the growth of the Company and its activities. General and administrative expenses for the nine months ended September 30, 2021 included expenses related to employee and board of director compensation of  $2.4 million, professional and consulting fees of $1.3 million, and other expenses of $0.9 million. General and administrative expenses for the nine months ended September 30, 2020 included expenses related to employee and board of director compensation of $1.0 million, professional and consulting fees of $0.4 million, and other expenses of $0.1 million.

Loss from Operations

Loss from operations was $5.2 million for the three months ended September 30, 2021, as compared to $3.2 million for the three months ended September 30, 2020.

Loss from operations was $13.5 million for the nine months ended September 30, 2021, as compared to $7.9 million for the nine months ended September 30, 2020.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2021 was a net other income of $6,000 as compared to a net other expense of $0.2 million for the three months ended September 30, 2020. Other income (expense), net for the three months ended September 30, 2021 included only interest and other income, net. Other income (expense), net for the three months ended September 30, 2020 included interest expense of $0.4 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes, offset by $0.2 million related to the change in fair value of the derivative liability.

Other income (expense), net for the nine months ended September 30, 2021 was a net other expense of $2.0 million as compared to a net other expense of $0.2 million for the nine months ended September 30, 2020. Other income (expense), net for the nine months ended September 30, 2021 included interest expense of $0.9 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes, $1.6 million related to the change in fair value of the warrant liability, $0.1 million related to the change in the fair value of the derivative liability and forgiveness of the Paycheck Protection Program Loan of $0.4 million. Other income (expense), net for the nine months ended September 30, 2020 included interest expense of $0.6 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes, offset by $0.4 million related to the change in fair value of the derivative liability and by the change in interest and other income, net.

Net Loss

As a result of the foregoing, net loss was $5.2 million for the three months ended September 30, 2021, as compared to $3.3 million for the three months ended September 30, 2020.

As a result of the foregoing, net loss was $15.5 million for the nine months ended September 30, 2021, as compared to $8.1 million for the nine months ended September 30, 2020.

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

At September 30, 2021 and December 31, 2020, we had cash and cash equivalents and short-term investments of $39.3 million and $5.7 million, respectively, available to fund our ongoing business activities. We believe that our cash and cash equivalents and short-term investments as of September 30, 2021 will be sufficient to fund our projected operating requirements for at least 12 months. However, such cash and cash equivalents and short-term investments are not expected to be sufficient to enable us to complete the development and commercialization of our proposed wearable product. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	advance the engineering design and development of our proposed wearable and other potential products;

●	prepare applications required for marketing approval of our proposed wearable product in the United States;

●	develop our plans for manufacturing, distributing and marketing our proposed wearable and other potential products; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development, planned commercialization efforts and our operation as a public company.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(11,067)	$(8,137)
Net cash used in investing activities	(22,605)	—
Net cash provided by financing activities	45,095	11,428
Net increase in cash and cash equivalents	$11,423	$3,291

Operating Activities

During the nine months ended September 30, 2021, the Company used cash of $11.1 million in operating activities, as compared to $8.1 million used in operating activities during the nine months ended September 30, 2020.

The $11.1 million used in operating activities during the nine months ended September 30, 2021 was primarily attributable to our net loss of $15.5 million during the period and changes in our operating assets and liabilities totaling $0.9 million. These items were offset by non-cash items, including stock-based compensation of $1.2 million, accretion of the debt discount on our convertible promissory notes of $0.8 million, the forgiveness of our PPP loan of $0.4 million, accrued interest on our convertible promissory notes of $0.1 million, accretion of discount on short-term investments of $0.1 million, compensation of nonemployee services upon the issuance of common stock of $0.1 million, the change in the fair value of the derivative liability of $0.1 million and the change in the fair value of the warrant liability of $1.6 million.

The $8.1 million used in operating activities during the nine months ended September 30, 2020 was primarily attributable to our net loss of $8.1 million during the period and changes in our operating assets and liabilities totaling $0.8 million. These items were offset by non-cash items, including stock-based compensation of $0.1 million for a stock grant and stock-based compensation of $0.2 million, accretion of the debt discount on our convertible promissory notes of $0.4 million, accrued interest on our convertible promissory notes of $0.2 million, non-employee services of $0.2 million under convertible promissory notes and issuance of convertible promissory notes for services of $0.1 million, offset by an insignificant change in fair value of warrant liability and by a $0.4 million change in the fair value of our derivative liability.

Investing Activities

During the nine months ended September 30, 2021 the Company used cash of $22.6 million in investing activities, consisting of $23.3 million in purchases of marketable securities and $0.3 million for the purchase of office and laboratory equipment, offset by maturities of short-term investments of $1.0 million. During the nine months ended September 30, 2020 the Company did not have any investing activities.

Financing Activities

During the nine months ended September 30, 2021, the Company was provided cash of $45.1 million from financing activities, comprised of $45.0 million from the net proceeds of our initial public offering and $0.1 million from the issuance of common stock.

During the nine months ended September 30, 2020, the Company was provided cash of $11.4 million from financing activities, comprised of $11.8 million from the issuance of convertible promissory notes which was partially offset by $0.7 million of issuance costs and $0.7 million in proceeds from the Paycheck Protection Program loan which was partially offset by the repayment of $0.4 million.

Off-Balance Sheet Transactions

At September 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021, the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified three material weaknesses in our internal control over financial reporting at September 30, 2021. The material weaknesses relate to (i) lack of proper segregation of duties across significant accounting cycles, (ii) lack of effective information technology security policies and control over access to key systems, and (iii) lack of precision in the design of internal control over financial reporting.  Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2021, we had an accumulated deficit of approximately $58.5 million. Even assuming the sale of the common stock in the IPO, without additional capital our existing cash and cash equivalents will be insufficient to fully fund our business plan. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize our first product. Our ability to achieve revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our technology, potentially find strategic collaborators that can incorporate our technology into applications which can be successfully commercialized and achieve market acceptance. There can be no assurance that we will ever generate revenues or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operations.

Primarily as a result of our lack of revenue, history of losses to date and our lack of liquidity, there is substantial uncertainty as to our ability to continue as a going concern. As of September 30, 2021, we had total assets of approximately $41.6 million and total liabilities of approximately $3.2 million. We believe that our cash and cash equivalents and short-term investments as of September 30, 2021 will be sufficient to fund our projected operating requirements for at least 12 months. However, such cash and cash equivalents and short-term investments are not expected to be sufficient enable us to complete the development and commercialization of our proposed wearable product. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. At September 30, 2021, we had three issued U.S. patents having a total of 79 claims, 45 pending U.S. patent applications having a total of 1,053 claims, with an earliest priority date of August 16, 2018, and four pending foreign patent applications having a total of 191 pending claims.

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

The market price of our common stock may be significantly volatile.

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

We are incurring significant increased costs as a result of becoming a public company that reports to the SEC and our management will be required to devote substantial time to meet compliance obligations.

As a public company listed in the United States, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq that impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, the Dodd-Frank Wall Street Reform and Protection Act includes significant corporate governance and executive compensation-related provisions that have and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel must devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

MOVANO INC.

Date: November 12, 2021	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: November 12, 2021	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)