Form 10-K
period 2021-12-31
Movano Inc.
filed 2022-03-30
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $122,155,856

As of March 29, 2022, there were 32,772,060 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

MOVANO, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy”, “future”, “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding: expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	the impact of the COVID-19 on our business and local and global economic conditions;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

ii

●	our dependence on the successful commercialization of our proposed solution;

●	our dependence on third parties to design, manufacture, market and distribute our proposed products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our planned solution;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of this Form 10-K.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

iii

PART I

As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, the terms “Movano”, “we,” “us,” “our” and the “Company” refer to Movano Inc.

Item 1. Business

Overview

Movano Inc., a Delaware corporation, is developing a platform to deliver purpose-driven healthcare solutions at the intersection of medtech and consumer devices. Our mission is to empower and inspire you to live a healthier, happier life.

The Company’s proprietary platform uses Radio Frequency (“RF”) technology, which we believe will enable the creation of low-cost and scalable sensors that are small enough to fit into wearable devices and other small form factors. Combined with our mobile app and cloud infrastructure, we expect that our platform will provide users with the ability to measure and continuously monitor vital health data and provide actionable feedback to jumpstart changes in behaviors.

The Company’s platform is the foundation for its first product in development, the Movano Ring. The smart ring and its accompanying app will combine vital health metrics with personalized intelligent feedback and is designed for women of all ages, who are traditionally an afterthought when it comes to wearable technology. Once developed, we expect the Ring will measure heart rate, heart rate variability (“HRV”), sleep, respiration, temperature, blood oxygen saturation (“SpO2”), steps, calories and incorporate women-centric features and design. The device will provide users and their network of caregivers with health data distilled down to simple, yet meaningful, insights to help users make manageable lifestyle changes and take a more proactive approach to their health that could help mitigate the risks associated with chronic disease.

While the first iteration of the Movano Ring is not expected to include features that have been FDA cleared, over time we plan to execute accuracy studies to gain FDA clearances and ensure confidence of its vital signs monitoring capabilities including heart rate, SpO2 and respiration rate. In addition, we are currently conducting clinical trials with our proprietary and noninvasive RF-enabled technology and developing algorithms to enable us to add non-invasive continuous glucose monitoring (“CGM”) and cuffless blood pressure monitoring, to our technology platform. Our end goal is to bring a Class II FDA-cleared device to the market, which may include additional form factors, and that includes CGM and cuffless blood pressure monitoring capabilities. Over time, our medical technology platform could also enable the measurement and continuous monitoring of other health data.

Problem

The scale of the chronic disease health crisis is enormous, and we believe the need to address it is immediate. COVID-19 has disproportionately affected the wellbeing of those with chronic conditions and the pandemic has created a heightened awareness about the importance of health and the high risk of complications. People have become more sensitive to the fact that managing health is not just about being physically fit but may also be a predictor of future quality of life and even lifespan. There is a need for optimized, accurate monitoring and maintenance of high-risk populations, such as those living with, or at heightened risk of, chronic conditions.

Wearable medical technology today, including CGMs and blood pressure monitors, have made it easier for those affected to manage diabetes and hypertension, but many devices are still invasive, inconvenient and/or expensive.

COVID-19

Coronavirus disease (COVID-19) is an infectious disease caused by the SARS-CoV-2 virus, which was declared a public health emergency of international concern by the World Health Organization (WHO) in 2020. The virus can spread easily from an infected person’s mouth or nose in small liquid particles when they cough, sneeze, speak, sing or breathe. As of early March 2022, WHO reported that since the beginning of the pandemic there has been more than 440 million cases and nearly 6 million deaths caused by COVID-19 worldwide.

While some people infected with the virus experience mild respiratory illness and recover without requiring special treatment, others, especially those with chronic conditions, become seriously ill. Those with underlying medical conditions, such as diabetes or hypertension, are more likely to experience severe illness, ICU admission and face a higher risk of mortality. When people with diabetes become sick, it can dramatically raise blood sugar levels. Having high blood sugar can make it more difficult to fight off illnesses like COVID-19.

However, the risk of getting very sick from COVID-19 is likely to be lower if chronic conditions are well-managed.

Given the ongoing pandemic and the consequent global healthcare crisis, there is an urgent need for better monitoring of higher risk populations, such as those living with chronic conditions, to prevent continued deaths and long-term health issues. Therapies such as Remdesivir and Paxlovid are shown to be extremely effective when delivered shortly after a COVID diagnosis, greatly minimizing severity risk of current COVID-19 strains. Those drugs compounded with home monitoring solutions, as we are developing the Movano Ring to provide, could be critical to achieving early diagnosis, preventing severe illness and reducing the spread of COVID-19.

Diabetes

Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is caused by the body’s inability to produce or effectively utilize the hormone insulin, which prevents the body from adequately regulating blood glucose levels. If glucose levels are not managed properly, it can lead to serious health conditions and complications, including heart disease, limb amputations, loss of kidney function, blindness, seizures, coma and even death. According to the 2021 International Diabetes Federation Atlas, an estimated 537 million people worldwide had diabetes as of the date of the report. The number of people with diabetes (“PWDs”) worldwide is estimated to grow to 783 million by 2045, driven primarily by growth in type 2 diabetes and due to various reasons, including a change in dietary trends, an aging population and increased prevalence of the disease in younger people.

To maintain blood glucose levels within the normal range, many PWDs seek to actively monitor their blood glucose levels. The traditional method of self-monitoring of blood glucose requires lancing the fingertips, commonly referred to as finger sticks, multiple times per day to obtain a blood drop to be applied to a test strip inside a blood glucose meter. This method of monitoring glucose levels is inconvenient and can be painful. Additionally, because each measurement represents a single blood glucose value at a single point in time, it provides limited information regarding trends in blood glucose levels over the course of the day, month or year.

In contrast, CGMs are generally less painful and typically involve the insertion of a microneedle sensor into the body to measure glucose levels in the interstitial fluid throughout the day and night, providing real-time data that shows trends in glucose measurements. As a result, CGMs improve glycemic control and quality of life, particularly in individuals with type 1 diabetes treated with continuous subcutaneous insulin infusion or multiple daily insulin injection therapy and help support avoidance of hypoglycemia.

However, most of today’s CGMs are still invasive, inconvenient and expensive. Many require an implant that must be replaced after 10-14 days. This process can be uncomfortable, increases susceptibility to infections, and is expensive to manage. As a result, the vast majority of PWDs do not use a CGM. Moreover, the broader health-conscious population, including individuals with prediabetes, lacks the ability to easily monitor blood glucose levels, which can serve as a proxy for metabolic health and risk for chronic diseases. Notwithstanding the above, demand for CGMs, in general, continues to increase, with approximately three million worldwide users and industry sales estimated at more than $4.0 billion in 2019, according to published Wall Street analyst estimates.

Hypertension

Blood pressure is the pressure on the walls of arteries caused by the heart pumping blood through the circulatory system. When the force against blood vessel walls becomes too high, the heart works harder, which can cause damage to blood vessels, ultimately leading to a condition called hypertension, or high blood pressure.

According to the American Heart Association, high blood pressure affects nearly one third of the adult population worldwide. Called “the silent killer,” many people are not aware that they have high blood pressure until it is too late because there are typically no symptoms. However, hypertension can lead to life-threatening conditions like heart attacks, strokes, kidney damage, amongst other problems. While there is no cure, using prescription medications, making dietary changes, increasing activity levels and maintaining awareness of blood pressure can significantly reduce the risks associated with hypertension.

Because hypertension usually has no symptoms, the only way to detect hypertension is through a blood pressure test. The test traditionally requires placement of a cuff with a pressure gauge around the upper arm that is inflated to squeeze the blood vessels. When the cuff is fully inflated, no blood flow occurs through the artery. As the cuff is deflated below the systolic pressure, the reducing pressure exerted on the artery allows blood to flow through it and sets up a detectable vibration in the arterial wall. When the cuff pressure falls below the patient’s diastolic pressure, blood flows smoothly through the artery in the usual pulses, without any vibration being set up in the wall.

In recent years, blood pressure monitoring devices have become available for personal, in-home use, so people can gain an understanding of their blood pressure in between their regular doctor visits. While there are medical device and consumer electronic companies selling blood pressure monitors today, they still have limitations and tend to be cumbersome. Some provide blood pressure estimates, rather than exact readings. Often times, blood pressure cuffs require a very specific fit based on arm size and can be very sensitive to placement on the arm, movement and body position. If not used properly, errors in measuring blood pressure can occur. Most blood pressure cuffs are not continuous, which require the user to remember to take readings at the same general time of day to avoid inconsistencies when looking at trends over time. Notwithstanding the above, demand for blood pressure monitoring devices, in general, continues to increase, with industry sales estimated at approximately $1.3 billion in 2019, according to published industry estimates.

If we are able to develop a device that can successfully integrate blood pressure measurements continuously and non-invasively, the device could potentially help individuals understand in real-time how food intake, sleep, activity levels, stress and more can directly impact their blood pressure and their heart health. With the ability to get actionable feedback, people should be able to be more engaged in making better decisions for their health.

Solution

As the healthcare market transitions from a practice of treating the sick to a consumer-driven market focused on preventative care and longevity, consumers’ appetite for digital health offerings is increasing and there is a significant and growing interest in digital health technology that allows users to address their unique needs and life circumstances. We believe women in particular are looking for tools that give them greater control over their health and confidence in their ability to self-manage and optimally prepare for potential health risks. To maximize their utility, we believe these tools should be intelligent, affordable, and fit seamlessly into every woman’s lifestyle.

Consequently, Movano is creating noninvasive, cuffless and comfortable solutions that sit at the intersection of the medical and consumer device market, providing medical-grade diagnostics in addition to lifestyle fitness monitoring.

We are developing a smart, sleek and affordable ring and app designed for women first, that will help users make connections between cause and effect and understand the correlation between how they feel and various areas of their health, including activity, sleep and more, by measuring heart rate, HRV, sleep, respiration, temperature, blood oxygen, steps and calories. We plan to pursue Class II designations for our future products, to add medical data, including heart rate, respiration rate, SpO2, cuffless blood pressure and non-invasive glucose monitoring, to new iterations of our products.

We plan to accurately measure medical-grade glucose, blood pressure and heart rate without a needle or cuff. We  will do this directly from the blood vessel by utilizing mmWave RF to probe the arteries to identify various RF properties, which include, but are not limited to, RF connectivity, permittivity and reflectivity. As these properties change, we can measure the changes in glucose and blood pressure concentrations in the blood vessels. Using our signal processing algorithms, we intend to separate the pulse pressure and glucose waveforms to jointly solve for blood pressure, pulse and glucose. With additional sensors and an accelerometer, we expect we will also be able to estimate SpO2 measurements and measure steps and calories. We intend to provide the user real-time data, including trending, through our proprietary cloud-based network app, and enable data sharing with healthcare providers, caregivers and family to optimize care and reinforce positive behaviors and behavioral change. By providing knowledge about glucose levels, blood pressure, heart rate, HRV, sleep, respiration, temperature, blood oxygen, steps and calories, we believe our end-to-end solution will be a valuable preventative care tool that will help users make smarter health decisions, ultimately increasing a person’s ability to self-manage chronic conditions and reducing the frequency of doctor and hospital visits.

Image: A non-functional rendering of what Movano’s smart ring currently in development may ultimately look like

Proprietary Technology

We are using patent-pending RF technology that leverages ultra-wideband multi-antenna RF with advanced signal processing and interference cancellation, machine learning and the cloud to develop our planned solution. Our RF technology is deeply rooted in military and telecom applications, and key members of our engineering team worked with the pioneers of this technology.

We intend to leverage the potential of this technology to design miniature, dynamic integrated circuits (“ICs”) and proprietary algorithms that, if small and low-powered enough, may be embeddable into a variety of devices including a wearable, standalone phone case, ring or skin patch. These devices could communicate on a minute-by-minute basis, using Bluetooth Low Energy (“BLE”) to a smartphone or a mobile device. Our intention is to design the system to be capable of connecting to Movano’s cloud service, which is currently in development. Combined with our cloud analytics, we expect the technology will allow medical professionals, family members, caregivers and individuals to understand trends related to heart rate, HRV, glucose and blood pressure and make educated decisions about health, care and treatment based on that data. The goal of our development efforts is to combine machine learning with different statistical signal processing algorithms, which we believe will enable us to take advantage of multiple strains of continuous, real time Movano sensor data to generate advanced analytics like predictive alerts, risk profiles, and more, which are personalized for each wearer.

We believe that the main advantage of our technology under development, as compared to certain existing technologies like cameras and infrared (“IR”) sensors, will be the ability to achieve fine RF mapping in a cost-effective and small form factor. As it relates to CGM and blood pressure monitor applications, we believe that our competitive edge will be that our technology solution can be deployed on a non-invasive and cuffless basis, packaged in a wearable device, so wearers feel like people, not patients, and priced more affordably for users and payers compared to existing devices.

Our Planned Solution

Our first planned product is currently in the development stage. For testing, we are using a full finger prototype and are currently shrinking the ring prototype to fit into a device similar to the one that is depicted in the image above. The ring prototype also has an optical sensor to estimate SpO2 measurements and an accelerometer to measure steps and calories.

We are also testing a wrist-worn wearable prototype that contains several proprietary ICs. Our proprietary integrated circuits in the wrist-worn prototype, which are supported by a radio-frequency technology platform, app and cloud infrastructure, allow us to calculate blood pressure, glucose, heart rate, and respiration rate estimates. In its current state, this prototype allows us to collect data, which we are using to generate glucose, blood pressure and heart rate estimates. The accuracy of the technology will be refined as our algorithms are improved and as we test larger cross sections of people in our external studies. We are currently in the process of shrinking the prototype.

We have conducted preliminary tests thus far to diversify the data we are collecting, enabling us to better optimize our system. Our preliminary blood pressure testing took place in 2020 over a three-month period during which we collected nearly a hundred hours of data on six internal subjects. Data collections with our prototype were compared to a traditional blood pressure monitor before each test. Our preliminary glucose testing took place in 2020 over a 4 to 5-month time period during which we collected several hundreds of hours of data on three internal test subjects. Data collections with our prototype were compared to fingerstick data every 5 minutes over the course of an hour.

In November 2020, we obtained approval from an Institutional Review Board (“IRB”) to conduct our first external blood pressure test, which took place in December 2020. The test was conducted on 40 external test subjects of different genders, ethnicities, age groups and weights. We are using this data to refine our product design and to develop the algorithms our product in development will use to estimate blood pressure levels.

In December 2020, we obtained approval from the IRB and conducted our first external glucose tests. In this study, we tested 10 external subjects, all of whom were persons with type 1 diabetes, as the IRB agreed that our prototype met the criteria for a Non-Significant Risk Device and thus an investigational device exemption submission to FDA was not required. The IRB-approved clinical study compared the glucose measurements from Movano’s device directly to data from finger sticks. We are using this data to refine our product design and to develop the algorithms our product in development will use to estimate glucose levels.

In June 2021, we received approval from the IRB to conduct blood pressure studies on up to 200 participants in our laboratory. In our first study, we used our non-invasive, iPhone-sized prototype device to collect pulse pressure waveform data from 45 external participants. This study marked a significant milestone, confirming our ability to quickly, seamlessly, and efficiently enroll and test subjects and collect meaningful data at the laboratory inside our corporate offices.

In December 2021, we completed our third and largest blood pressure clinical trial, which was conducted on 110 participants in our laboratory. During the study, participants wore our adjustable full finger ring prototype and our wrist-worn wearable prototype along with a hospital-grade FDA-cleared vital signs monitor as the control. Our devices collected pulse pressure waveform data, which will be compared to data from the control device in order to further our signal processing and algorithms.

In February 2022, we completed our second IRB-approved glucose pilot study, which was conducted on 10 participants with type 1 diabetes of varying gender, age, ethnicity and weight in conjunction with an independent FDA-compliant clinical lab. During each four-hour session, participants wore our wrist-worn wearable prototype and either a FDA cleared finger stick glucose tester, a subject’s existing CGM device, and/or a vital sign monitoring device. We expect the data collected in the study will ultimately allow us to further refine the algorithms we use to calculate glucose values and vital sign measurements and will also help guide us as to what specific follow-on studies will be done in support of future FDA clearances.

Additionally, in 2021, we completed the tapeout of our single-chip solution with our fabrication partner, Global Foundries. The tapeout of the single-chip solution is a major milestone for us as we were able to shrink our proprietary multi-chip architecture into a singular integrated circuit. With one compact IC, we have the flexibility to design innovative, small form factors that will be key to developing competitive commercial products in the future. The fabrication and testing processes are expected to continue through the spring of 2022.

Our current primary development goals are to complete our mobile app and cloud integration in order to prepare for our first product, begin testing of our single chip solution, and work with an original equipment manufacturer (“OEM”) to prepare for product manufacturing.

We have not launched a first commercial product and do not have a history of revenue or earnings or of product development or manufacturing. As described further below under “Regulation” and “Strategy”, before we are able to commercialize our planned solution, we will need to determine our commercialization strategy.

Intellectual Property

We are committed to developing and protecting our intellectual property and, where appropriate, filing patent applications to protect our technology. We rely on a combination of patent, copyright, trademark and trade secret laws and other agreements with employees and third parties to establish and protect our proprietary intellectual property rights. We require our officers, employees and consultants to enter into standard agreements containing provisions requiring confidentiality of proprietary information and assignment to us of all inventions made during the course of their employment or consulting relationship. We also enter into nondisclosure agreements with our commercial counterparties and limit access to, and distribution of, our proprietary information.

As of December 31, 2021, we own, jointly own, or have exclusive rights to six issued and in-force patents (that cover one or more of our products or product candidates for method, system and device development) that expire at various times between November 12, 2039 and December 18, 2039. Furthermore, as of December 31, 2021, we own, jointly own, or have exclusive rights to 42 pending U.S. patent applications, 4 pending foreign patent applications, and one pending Patent Cooperation Treaty (PCT) International patent application.

While we have not registered any of the copyrights in our software code, our software code, once written, would be protected by applicable U.S. copyright law.

Regulation

FDA Regulation

While the first iteration of the Movano Ring is not expected to include features that have been FDA cleared, over time we plan to execute accuracy studies to gain FDA clearances on its vital signs monitoring capabilities including heart rate, SpO2 and respiration rate. In addition, we are currently conducting clinical trials with our proprietary and noninvasive RF-enabled technology and developing algorithms to enable us to add non-invasive CGM and cuffless blood pressure monitoring to our technology platform. Our end goal is to bring a Class II FDA-cleared device to the market, which may include additional form factors, and that includes CGM and cuffless blood pressure monitoring capabilities.

Before and after approval or clearance in the U.S., these subsequent iterations of our planned solution will be subject to extensive regulation by FDA under the Food, Drug and Cosmetic Act (the “FD&C Act”) and/or the Public Health Service Act, as well as by other regulatory bodies. FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and pharmaceutical products. There may be certain commercial applications for our technology that require less regulatory scrutiny than described below.

FDA Approval or Clearance of Medical Devices

In the U.S., medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls FDA determines are necessary to reasonably ensure their safety and efficacy:

●	Class I: general controls, such as labeling, establishment registration, device listing, and, for some devices, adherence to quality system regulations;

●	Class II: the general controls plus certain special controls, FDA clearance via a premarket notification, or 510(k) submission, specific controls such as performance standards, patient registries and post-market surveillance and additional controls such as labeling and adherence to quality system regulations; and

●	Class III: general and special controls and approval of a premarket approval (“PMA”) application.

Our end goal for our planned solution in development is to bring to market a product that will be classified as a Class II medical device and thus require FDA clearance prior to marketing by means of a 510(k) clearance rather than a PMA application.

To request marketing authorization by means of a 510(k) clearance, we must submit a notification demonstrating that the proposed device is substantially equivalent to another legally marketed medical device, a “predicate device,” has the same intended use, and is as safe and effective as the predicate device and does not raise different questions of safety and effectiveness than a legally marketed device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information and the results of performance testing. In this case, the 510(k) submission will likely also include data from human clinical studies demonstrating performance and other parameters. Marketing may commence only when FDA issues a clearance letter finding substantial equivalence. The typical duration to receive a 510(k) approval is approximately six to twelve months from the date of the initial 510(k) submission, although there is no guarantee that the timing will not be longer.

In some instances, the 510(k) pathway for product marketing may be used with only proof of substantial equivalence in technology for a given indication with a predicate device. In other instances, FDA may require additional clinical work to prove efficacy in addition to technological equivalence and basic safety. Whether clinical data is provided or not, FDA may decide to reject the substantial equivalence argument we present. If that happens, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the “de novo” process, which may determine that the new device is of low to moderate risk and that it can be appropriately be regulated as a Class I or II device. If a de novo request is granted, the device may be legally marketed and a new classification is established. If the device is classified as Class II, the device may serve as a predicate for future 510(k) submissions. If the device is not reclassified through de novo review, then it must go through the standard PMA process for Class III devices.

After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or that would constitute a significant change in intended use, requires a new 510(k) clearance or, if the device would no longer be substantially equivalent, a PMA. If FDA determines that the product does not qualify for 510(k) clearance, then a company must submit, and FDA must approve, a PMA before marketing can begin.

A PMA application must provide a demonstration of safety and effectiveness, which generally requires extensive pre-clinical and clinical trial data. Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, FDA will inspect the manufacturer’s facilities for compliance with quality system regulation requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing, testing, and storage of medical devices. If FDA determines the application or manufacturing facilities are not acceptable, FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, an FDA advisory committee, typically a panel of clinicians and statisticians, is likely to be convened to review the application and recommend to FDA whether, or upon what conditions, the device should be approved. FDA is not bound by the advisory panel decision. While FDA often follows the panel’s recommendation, there have been instances in which FDA has not. FDA must find the information to be satisfactory in order to approve the PMA. The PMA approval can include post-approval conditions, including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies after approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The typical duration to receive PMA approval is approximately two years from the date of submission of the initial PMA application, although there is no guarantee that the timing will not be longer.

Clinical Trials of Medical Devices

One or more clinical trials are generally required to support a PMA application and are sometimes necessary to support a 510(k) submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an investigational device exemption application to FDA prior to initiation of the clinical study. If an institutional review board determines that device study does present a significant risk, an investigational device exemption submission to FDA is not required. An investigational device exemption application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. Except for studies involving certain banned devices, the investigational device exemption will automatically become effective 30 days after receipt by FDA unless FDA notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board has approved the study.

During the study, the sponsor must comply with FDA’s investigational device exemption requirements. These requirements include investigator selection, trial monitoring, adverse event reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with reporting and record keeping requirements. The sponsor, FDA, or the institutional review board at each institution at which a clinical trial is being conducted may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk. During the approval or clearance process, FDA typically inspects the records relating to the conduct of one or more investigational sites participating in the study supporting the application.

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	FDA quality systems regulation, which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

●	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

●	the Medical Device Reporting regulation, which requires reporting to FDA of certain adverse experiences associated with use of the product.

Good Manufacturing Practices Requirements

Manufacturers of medical devices are required to comply with the good manufacturing practices set forth in the quality system regulation promulgated under Section 520 of the FD&C Act. Current good manufacturing practices regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for an approved product must be registered with FDA and meet current good manufacturing practices requirements to the satisfaction of FDA pursuant to a pre-PMA approval inspection before the facility can be used. Manufacturers, including third party contract manufacturers, are also subject to periodic inspections by FDA and other authorities to assess compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

Federal Communication Commission (“FCC”) Regulations

Our RF-based technology involves the transmission of RF energy, and as such, will be subject to regulation by the FCC, including the FCC’s equipment authorization regulations and its regulations governing human exposure to RF energy. In particular, we expect the planned solution to be regulated under Part 18 of the FCC’s rules governing industrial, scientific, and medical (ISM) equipment, and to be classified as consumer ISM equipment under that rule part. Based on the expected frequency and power of operation, we expect that the product will comply with the Part 18 technical specifications for these type of devices, which we will be required to verify under FCC equipment authorization procedures. We also expect, based on the device’s frequency and power of operation, that the product will comply with the FCC’s requirements governing human exposure to RF energy.

Strategy

We are a newly public emerging growth company without a history of operations or revenue, and therefore intend to explore alternative business strategies, including:

●	selling directly to consumers and enterprise customers through retail channels and through our website or other distribution channels;

●	partnering with OEMs, and value-added resellers (“VARs”); and

●	partnering with industry partners to incorporate our technology into new and existing devices.

Selling our products directly to consumers would not depend on locating a suitable OEM or VAR but would require us to complete the development and manufacture of our planned solution and commercialize the product on our own without the assistance a suitable OEM or VAR could provide. We may use distributors to help distribute our product to consumers, and the costs of working with such distributors, including without limitation the compensation to such distributors and the administrative and other costs of working with such distributors, would reduce our profit margin.

We expect that partnering with OEMs and VARs may accelerate product acceptance into our target market and allow us to take advantage of the sales and marketing and distribution infrastructure of those OEMs or VARs. In particular, we believe that a maker of ICs or a manufacturer of wearables would be an ideal strategic partner for the Company.

One of the challenges of IC development is ensuring the ability to source quality ICs with enough volume and competitive pricing. In order to strengthen our supply chain and prepare for the future, we formed a strategic partnership with a leading specialty foundry, for manufacturing and supplying our ICs. Pursuant to this strategic partnership, our partner agreed to accept $500,000 of convertible notes from us in partial payment for IC services.

Competition

The technology industry, generally, and the general wellness, continuous glucose and blood pressure monitoring markets, in particular, are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities by industry participants. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products, and technologies, as well as newer ones, and convince consumers and enterprises of the advantages of our products and technologies.

With respect to a potential solution that is targeted at the general wellness market, we would face direct and indirect competition from a number of competitors who have developed and commercialized similar products. These competitors include Apple, Samsung, Garmin, Fitbit, WHOOP and Oura Health. Many of such potential competitors enjoy significantly greater name recognition and have significantly greater financial resources and expertise in research and development, manufacturing, and sales and marketing than we have.

With respect to our planned CGM solution, we will face direct and indirect competition from a number of competitors who have developed or are developing products for continuous monitoring of glucose levels. These competitors include DexCom, Inc., Abbott Laboratories, Medtronic plc, Roche Diagnostics, LifeScan, Inc., Ascensia Diabetes Care Holdings AG, Senseonics Holdings, Inc., Integrity Applications, Inc., Nemaura Medical, Biolinq Inc., and Profusa, Inc. Our planned solution will also compete with traditional glucometers which remain an inexpensive alternative. Many of the companies we will compete with enjoy significantly greater name recognition and have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and sales and marketing of approved products than we have.

We will also face direct and indirect competition from a number of competitors who have developed or are developing products that monitor blood pressure. These competitors include OMRON Corporation, Welch Allyn, A&D Medical, American Diagnostic Corporation, GE Healthcare, Masimo Corporation, Philips, SunTech Medical Inc., Aktiia, Biobeat and Blumio. Many of the companies we will compete with enjoy significantly greater name recognition and have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and sales and marketing of approved products than we have.

Mergers and acquisitions in the medical device, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. There are also a number of academic and other institutions involved in various phases of technology development regarding blood glucose monitoring devices.

We believe the ability to deploy our technology on a non-invasive basis, packaged in a wearable that is painless, cuffless, simple, smart and competitively priced, will provide us with a competitive advantage. We cannot however assure you that we will be able to compete successfully.

Employees and Human Capital Resources

As of December 31, 2021, we had 27 employees, all of whom are employed on a full-time basis. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Available Information

We were incorporated in the State of Delaware on January 2018 under the name Maestro Sensors Inc. On August 3, 2018, we changed our name to Movano Inc. Our principal executive offices are located at 6800 Koll Center Pkwy., Pleasanton, CA 94566, and our telephone number is (415) 651-3172. Our Internet website address is www.movano.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risk Factors summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to our Business

●	We are a recently formed, start-up, development-stage technology company with no history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

●	We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operation.

●	Our efforts may never demonstrate the feasibility of any product.

●	We face competition from other technology companies and our operating results will suffer if we fail to compete effectively.

●	The outbreak of COVID-19 has and could continue to adversely impact our business.

●	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	We are subject to risks associated with our utilization of consultants.

●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

Risks Related to Product Development, Manufacturing and Commercialization

●	We are highly dependent on the success of our proposed solution and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

●	We will depend on third parties to design, manufacture, market and distribute our products. If any third party fails to successfully design, manufacture, market or distribute any of our products, our business will be materially harmed.

●	Our business and operations would suffer in the event of information technology system failures.

Risks Related to Intellectual Property and Other Legal Matters

●	It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

●	We may in the future be a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to develop our products.

●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties or claims asserting ownership of what we regard as our own intellectual property.

●	We could become subject to product liability claims, product recalls and warranty claims that could be expensive, divert management’s attention and harm our business.

Risks Related to Regulation

●	We expect to need FDA clearance or approval for our planned solution, which may be difficult to achieve, and existing laws or regulations or future legislative or regulatory changes may affect our business.

●	If any OEMs contracted to manufacture our proposed solution fail to comply with FDA’s Quality System Regulations or other regulatory bodies’ equivalent regulations, manufacturing operations could be delayed or shut down and the development of our proposed solution could suffer.

●	We expect our planned solution to be subject to certain Federal Communication Commission (“FCC”) regulations.

●	Our planned solution may in the future be subject to product recalls that could harm our reputation.

●	Healthcare reform measures could hinder or prevent our planned solution’s commercial success.

●	If we fail to comply with healthcare regulations with respect to our planned solution, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Risks Related to Owning Our Securities and Our Financial Results

●	Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our securities.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	The issuance of additional stock in connection with financings, acquisitions, our equity incentive plan, upon exercise of outstanding warrants or otherwise will dilute our existing stockholders.

●	Our stock price has fluctuated widely and is likely to continue to be volatile.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

●	Our Certificate of Incorporation will designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

●	We have not paid dividends in the past and have no immediate plans to pay dividends.

●	Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

●	We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	We are incurring significant increased costs as a result of becoming a public company that reports to the SEC and our management is required to devote substantial time to meet compliance obligations.

●	If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the price of our common stock and trading volume could decline.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

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

Risks Related to Our Business

We are a recently formed, start-up, development-stage technology company with no history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

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

As of December 31, 2021, we had an accumulated deficit of approximately $64.8 million. Without additional capital our existing cash and cash equivalents will be insufficient to fully fund our business plan. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize our first product. Our ability to achieve revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our technology, potentially find strategic collaborators that can incorporate our technology into applications which can be successfully commercialized and achieve market acceptance. There can be no assurance that we will ever generate revenues or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operations.

Primarily as a result of our lack of revenue, history of losses to date and our lack of liquidity, there is substantial uncertainty as to our ability to continue as a going concern. As of December 31, 2021, we had total assets of approximately $36.3 million and total liabilities of approximately $3.5 million. We believe that our cash and cash equivalents and short-term investments as of December 31, 2021 will be sufficient to fund our projected operating requirements for at least 12 months. However, such cash and cash equivalents and short-term investments are not expected to be sufficient enable us to complete the development and commercialization of our proposed solution. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

We have developed a working prototype of our proposed solution that is capable of generating data we believe will be able to be used to measure various health vital signs and measurements, including heart rate, HRV, sleep, respiration, temperature, blood oxygen, steps, calories, blood glucose and blood pressure levels, but significant additional research and development activity will be required before we achieve a commercial product. We have conducted limited studies to compare the data our prototype device generates to measurements from conventional blood glucose and blood pressure measuring tools, and we are using the data generated in those studies to refine our product design and to develop the algorithms our product in development will utilize. However, we have not yet conducted any studies that demonstrate that our planned product is able to measure blood glucose or blood pressure levels at any particular accuracy level and we may never be able to complete any clinical studies that demonstrate accuracy levels that would be necessary for a commercial product. Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging technologies, including unanticipated technical or other problems and the possible insufficiency of funds needed in order to complete development of these products and enable us to execute our business plan. Any such problems may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in, developing our technology and products and services based on such technology for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail. To our knowledge, the technological concepts we are applying to develop commercial applications have not previously been successfully applied by anyone else.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially technology companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history typically faces. In particular, potential investors should consider that we cannot assure you that we will be able to:

●	successfully implement or execute our current business plan, or that our business plan is sound;

●	successfully develop the RF based technology necessary to develop our planned solution having the functionality and characteristics we discuss herein;

●	successfully develop a prototype or a practical, efficient or economical commercial version of one or more products;

●	obtain any additional issued patents;

●	successfully develop proprietary technology and trade secrets and secure market exclusivity and/or adequate intellectual property protection for our products by way of patent protection or otherwise;

●	successfully protect any such proprietary technology and trade secrets from competitors and third parties claiming infringement or misappropriation;

●	attract and retain an experienced management and advisory team; and

●	raise sufficient funds in the capital markets to effectuate our business plan, including for the development and commercialization of our products.

If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.

We face competition from other technology companies and our operating results will suffer if we fail to compete effectively.

The technology industry, generally, and the general wellness, continuous glucose and blood pressure monitoring markets, in particular, are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities by industry participants. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products and technologies, as well as newer ones, and convince consumers and enterprises of the advantages of our products and technologies. With respect to our planned solutions, we will face direct and indirect competition from a number of competitors who have developed or are developing products for general wellness and continuous or periodic monitoring of glucose and blood pressure levels, and we anticipate that other companies will develop additional competitive products in the future. Traditional glucometers and blood pressure monitors remain an inexpensive alternative to our proposed solution. We have existing competitors and potential new competitors, many of which have or will have substantially greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and sales and marketing of approved products than we have. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Established competitors may invest heavily to quickly discover and develop novel technologies that could make obsolete or uneconomical the technology or the products that we plan to develop. Other small or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Any new product that we develop that competes with a competitor’s existing or future product may need to demonstrate compelling advantages in cost, convenience, quality, and safety to be commercially successful. In addition, new products developed by others could emerge as competitors to our proposed product development candidates. If our technology under development or our future products are not competitive based on these or other factors, our business would be harmed, and our financial condition and operations will suffer.

The outbreak of COVID-19 has and could continue to adversely impact our business.

The COVID-19 pandemic, together with related precautionary measures, has materially disrupted our business since February 2020 and may continue to disrupt our business for an unknown period of time. COVID-19 has significantly impacted, and may continue to significantly impact, our work force, supply chain and operating results. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location.

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

Risks Related to Product Development, Manufacturing and Commercialization

We are highly dependent on the success of our proposed solution and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

We are highly dependent on the success of our initial solution under development. There is no guarantee that we will be successful in the development of this or any other future product. While we may commercialize our first iteration of the Movano Ring without FDA clearance, subsequent iterations of our proposed solution will require substantial additional clinical development, extensive preclinical testing and clinical trials in order to receive regulatory clearance or approval. We cannot give any assurance that our proposed solution will receive regulatory clearance or approval or be successfully commercialized. Any failure to obtain regulatory clearance or approval of or to successfully commercialize the proposed solution would have a material adverse effect on our business.

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

Our business and operations would suffer in the event of information technology system failures.

Our information technology computer systems, as well as those of our contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including earthquakes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. Cyber-attacks are becoming more sophisticated and frequent, and in some cases have caused significant harm. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. While we devote significant resources to security measures to protect our systems and data, these measures cannot provide absolute security, and our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and such an event could disrupt our operations, damage our reputation and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our development of our products.

Risks Related to Intellectual Property and Other Legal Matters

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. As of December 31, 2021, we own, jointly own, or have exclusive rights to six issued and in-force patents (that cover one or more of our products or product candidates for method, system and device development). Furthermore, as of December 31, 2021, we own, jointly own, or have exclusive rights to 42 pending U.S. patent applications, 4 pending foreign patent applications, and one pending Patent Cooperation Treaty (PCT) International patent application.

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

Even if patents issue based on our current or any future applications, any issued patents may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products that provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, if we choose to and are able to secure protection in countries outside the United States, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patents or other intellectual property rights, enforcing those rights may be difficult, expensive and time consuming and we may elect not to enforce our patents or other intellectual property rights based on the facts and circumstances known to us at the time. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

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

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of products used by consumers. We may be held liable if our product under development or other future products cause injury or death or are found otherwise unsuitable during usage. Our future products to be developed are expected to incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. While we believe our technology will be safe, because our proposed solution is an RF-based technology that is being designed to be used in close proximity to users, users may allege or possibly prove defects, some of which could be alleged or proved to cause harm to users or others. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. We cannot guarantee that we will be able to obtain products liability insurance; if we do, however, the coverage limits of any insurance policies that we may choose to purchase to cover related risks may not be adequate to cover future claims, and the cost of insurance, if obtainable, could be prohibitive. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our reputation and result in a decline in revenue, each of which would harm our business.

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

Risks Related to Regulation

We expect to seek FDA clearance or approval for our planned solution, which may be difficult to achieve, and existing laws or regulations or future legislative or regulatory changes may affect our business.

While we may commercialize our first iteration of the Movano Ring without FDA clearance, we expect subsequent iterations of our proposed solution will be subject to current and future regulation by the Food and Drug Administration (“FDA”) and may be subject to regulation by other federal, state and local agencies. These agencies and regulations require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device. Governmental regulations specific to medical devices are wide-ranging and govern, among other things:

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

Our end goal is to bring to market a solution that would be classified as a Class II medical device that will require a 510(k) clearance prior to marketing. In some instances, the 510(k) pathway for product marketing may be used with only proof of substantial equivalence in technology for a given indication with a lawfully marketed device (a “predicate device”). In other instances, FDA may require additional clinical work to prove efficacy in addition to technological equivalence and basic safety. Whether clinical data is provided or not, FDA may decide to reject the substantial equivalence argument we present. If that happens, our device would be automatically designated as a Class III device and we would have to fulfill the more rigorous PMA requirements or request a “de novo” reclassification of the device into Class I or II. Thus, although at this time we do not anticipate that we will be required to do so, it is possible that one or more of our planned products may require PMA approval de novo reclassification.

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

FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by FDA or state agencies, which may include any of the following sanctions:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance or PMA of new products, new intended uses or modifications to existing products;

●	withdrawing 510(k) clearance or PMAs that have already been granted; and

●	criminal prosecution and/or civil penalties.

If any of these events were to occur, our business and financial condition would be harmed.

The cost of compliance with new laws or regulations governing our technology or future products could adversely affect our financial results. New laws or regulations may impose restrictions or obligations on us that could force us to redesign our technology under development or other future products and may impose restrictions that are not possible or practicable to comply with, which could cause our business to fail. We cannot predict the impact on our business of any legislation or regulations related to our technology or future products that may be enacted or adopted in the future.

If any OEMs contracted to manufacture our proposed solution fail to comply with FDA’s Quality System Regulations or other regulatory bodies’ equivalent regulations, manufacturing operations could be delayed or shut down and the development of our proposed solution could suffer.

The manufacturing processes of third-party OEMs are required to comply with FDA’s Quality System Regulations and other regulatory bodies’ equivalent regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our planned non-invasive solution. They may also be subject to similar state requirements and licenses and engage in extensive recordkeeping and reporting and make available their manufacturing facilities and records for periodic unannounced inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If any OEM fails such an inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our products, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, these OEMs may be engaged with other companies to supply and/or manufacture materials or products for such companies, which would expose our OEMs to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a third-party manufacturer’s facility. If FDA determines that any of the facilities that manufacture our proposed solution is not in compliance with applicable requirements, we may need to find alternative manufacturing facilities, which would impede or delay our ability to develop, obtain regulatory clearance or approval for, or market our proposed solution, if developed and approved. Additionally, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our results of operations to suffer.

We expect our planned solution to be subject to certain Federal Communication Commission (“FCC”) regulations.

Our RF-based technology involves the transmission of RF energy, and as such, will be subject to regulation by the FCC, including the FCC’s equipment authorization regulations and its regulations governing human exposure to RF energy. In particular, we expect the planned solution to be regulated under Part 18 of the FCC’s rules governing industrial, scientific, and medical (ISM) equipment, and to be classified as consumer ISM equipment under that rule part. Based on the expected frequency and power of operation, we expect that the product will comply with the Part 18 technical specifications for these type of devices, which we will be required to verify under FCC equipment authorization procedures. We also expect, based on the device’s frequency and power of operation, that the product will comply with the FCC’s requirements governing human exposure to RF energy. There is the risk that the product, as we expect it to be developed, may not comply with these requirements, which could significantly affect our development costs and delay commercialization of the product. There is also the risk that we will be unable to cost effectively develop and produce a solution using RF technology that complies with these FCC requirements.

Our planned solution may in the future be subject to product recalls that could harm our reputation.

Regulatory agencies have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design or labeling defects. Recalls of our planned solution would divert management’s attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations. A recall announcement would also negatively affect the price of our securities.

Healthcare reform measures could hinder or prevent our planned solution’s commercial success.

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

If we fail to comply with healthcare regulations with respect to our planned solution, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. Such internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal control over financial reporting at December 31, 2021. The material weakness relates to the ineffective design and operation of our financial close and reporting controls. Although we are making efforts to remediate this issue, these efforts may not be sufficient to avoid similar material weaknesses in the future. Designing and implementing internal controls over financial reporting may be time consuming, costly and complicated as we are a small organization with limited management resources.

If the material weakness in our internal controls is not fully remediated or if additional material weaknesses are identified, those material weaknesses could cause us to fail to meet our future reporting obligations, reduce the market’s confidence in our consolidated financial statements, harm our stock price and subject us to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In addition, our common stock may not be able to remain listed on Nasdaq or any other securities exchange.

For as long as we are an “emerging growth company,” as defined in the JOBS Act, or a non-accelerated filer, as defined in Rule 12b-2 under the Exchange Act, our auditors will not be required to attest as to our internal control over financial reporting. If we continue to identify material weaknesses in our internal control over financial reporting], are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective or, once required, our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the securities exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

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

Our stock price has fluctuated widely and is likely to continue to be volatile.

The market price for our common stock varied between a high of $6.64 and a low of $2.70 in the twelve-month period ended December 31, 2021. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this “Item 1A. Risk Factors” section and other, unknown factors. Among numerous other factors, our stock price also may be affected by:

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

Our Certificate of Incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who beneficially own approximately 7.5% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Leabman Holdings LLC and certain trusts established by Emily Fairbairn beneficially own approximately 11.5% and 11.0%, respectively, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management, in each case, which other stockholders might find favorable, and will make the approval of certain transactions difficult or impossible without the support of these significant stockholders.

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

We are incurring significant increased costs as a result of becoming a public company that reports to the SEC and our management is required to devote substantial time to meet compliance obligations.

As a public company listed in the United States, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq that impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, the Dodd-Frank Wall Street Reform and Protection Act includes significant corporate governance and executive compensation-related provisions that have and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel must devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

In addition, section 203 of the Delaware General Corporation Law may limit our ability to engage in any business combination with a person who beneficially owns 15% or more of our outstanding voting stock unless certain conditions are satisfied. This restriction lasts for a period of three years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located at 6800 Koll Center Parkway, Pleasanton, California.

Item 3. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock have been listed on the Nasdaq Capital Market under the symbol “MOVE” since March 23, 2021. Prior to that date, there was no public trading market for our common stock.

As of March 29, 2022, there were 32,772,060 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our securities and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant.

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Item 1A of this Annual Report. Please also see “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.

Overview

Movano is developing a platform to deliver purpose-driven healthcare solutions at the intersection of medtech and consumer devices. Our mission is to empower and inspire you to live a healthier, happier life.

Our proprietary platform uses RF technology, which we believe will enable the creation of low-cost and scalable sensors that are small enough to fit into wearables and other small form factors. Combined with our mobile app and cloud infrastructure, we expect that our platform will provide users with the ability to measure and continuously monitor vital health data and provide actionable feedback to jumpstart changes in behaviors.

Our platform is the foundation for our first product in development, the Movano Ring. The smart ring and its accompanying app will combine vital health metrics with personalized intelligent feedback and is designed for women of all ages, who are traditionally an afterthought when it comes to wearable technology. Once developed, we expect the Ring will measure heart rate, HRV, sleep, respiration, temperature, blood oxygen, steps, calories and incorporate women-centric features and design. The device will provide users and their network of caregivers with continuous health data distilled down to simple, yet meaningful, insights to help users make manageable lifestyle changes and take a more proactive approach that could mitigate the risks of chronic disease. A fundamental part of our corporate development strategy is to establish one or more strategic partnerships that would allow us to more fully exploit the potential of our technology.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company.

Financial Operations Overview

We are a development stage company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources into the research and development of the products we are developing, including conducting clinical studies and related general and administrative costs. To date, we have funded our operations primarily from the sale of our equity securities.

We have incurred net losses in each year since inception. Our net losses were $21.8 million and $13.0 million for the years ended December 31, 2021 and 2020, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

As of December 31, 2021, we had $33.6 million in available cash, cash equivalents and short-term investments.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates require the use of judgment as future events, and the effect of these events cannot be predicted with certainty. The COVID-19 pandemic created significant uncertainty and disruption in the global economy and financial markets. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

Redeemable Convertible Preferred Stock

We record all shares of redeemable convertible preferred stock at their respective issuance price less issuance costs on the dates of issuance. Under certain circumstances, we would have been required to redeem the Series A and Series B redeemable convertible preferred stock unless an Initial Public Offering (“IPO”) had been consummated prior to April 1, 2021, or an extension or waiver was obtained upon approval of a majority of the holders of such preferred stock. As the preferred stock became redeemable due to the passage of time, we considered the preferred stock to be redeemable as of April 1, 2021. We record the accretion of the Series A and B preferred stock balances to their respective redemption amounts using the effective interest method. The redeemable convertible preferred stock is presented outside of stockholders’ deficit on the consolidated balance sheet and of December 31, 2020. Upon the IPO, the redeemable convertible preferred stock is converted in to 11,436,956 shares of common stock.

Paycheck Protection Program Loan

We accounted for funds received from the Paycheck Protection Program as a financial liability with interest accrued and expensed over the term of the loan under the effective interest method. The loan remained recorded as a liability until the Company was legally released from the liability. The amount that was ultimately forgiven by the lender was recognized in the consolidated statement of operations and comprehensive loss as a gain extinguishment.

Convertible Financial Instruments

We bifurcate embedded redemption and conversion options from their host instruments and account for them as freestanding derivative financial instruments at fair value, if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

We may retain a third-party appraiser to estimate the fair value of the derivative financial instruments. These fair value estimates are subjective in nature and require careful consideration and judgement. Management reviews the third-party reports for reasonableness of the assigned values. We believe that the appraised values represent the fair value of the freestanding derivative financial instruments, and we have not had to modify the assumptions.

From time to time, we issue convertible financial instruments to nonemployees in payment for services that are provided. Until the services are completely rendered, we will expense the principal and any interest earned prior to the service completion to the representative expense account for the services performed and will record a noncurrent liability for the expected amount of the principal balance. Upon completion of the services, we will reclassify the noncurrent liability balance to the balance of an outstanding convertible financial instrument and assess the embedded redemption and conversion options that are applicable at that time.

Common Stock Warrants

During the normal course of business, from time to time, we issue warrants to purchase common stock as part of a debt or equity financing or to vendors as consideration to perform services. We assess each warrant to determine if it meets the characteristics of a liability or a derivative, and if the warrant does meet the characteristics of a liability or a derivative, we classify the warrant as a liability measured at fair value. The derivative liabilities are remeasured at each period end, on a recurring basis, to the estimated fair value with the changes in fair value reflected as current period income or loss until the warrant is exercised, extinguished, or expires. If the warrant does not meet the characteristics of a liability or a derivative, we classify the warrant as equity, and record the warrant at its fair value on the date of issuance. The fair value of our warrants are estimated using the Black-Scholes option pricing model which contains estimates and assumptions that require careful consideration and judgment. To date, we have not experienced changes in these estimates and have not had to modify our assumptions.

Stock-Based Compensation

We measure equity classified stock-based awards granted to employees, directors, and nonemployees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation including the expected term, the volatility of the Company’s common stock, and an assumed risk-free interest rate. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change. These assumptions include:

Dividend Rate — The expected dividend rate was assumed to be zero, as we have not previously paid dividends on common stock and have no current plans to do so.

Expected Volatility — The expected volatility was derived from the historical stock volatilities of several public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants.

Risk-Free Interest Rate — The risk-free interest rate is based on the interest yield in effect at the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Expected Term — The expected term represents the period that our stock options are expected to be outstanding. The expected term of option grants that are considered to be “plain vanilla” are determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For other option grants not considered to be “plain vanilla,” we determined the expected term to be the contractual life of the options.

Forfeitures — We made the one-time policy election to recognize forfeitures when they occur.

Fair Value of Common Stock

Prior to our IPO in March 2021, the fair values of the shares of our common stock underlying our share-based awards and warrant grants were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock, our board of directors considered, among other things, valuations of our common stock prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The fair value of the Company’s common stock was estimated using a two-step process. First, the Company’s enterprise value was established using generally accepted valuation methodologies, such as comparable public company and market adjusted option pricing analysis as well as consideration of company financing transactions. Second, the enterprise value was allocated among the securities that comprise the capital structure of the Company using the option-pricing method. The option-pricing method treats all levels of the capital structure as call options on the enterprise’s value, with exercise price based on the “breakpoints” between each of the different claims on the securities. The inputs necessary for the option-pricing model include the current equity value (the enterprise value as previously calculated), breakpoints (the various characteristics for each class of equity, including liquidation preferences and priority distributions, in accordance with the Company’s certificate of incorporation, as amended and restated), term, risk-free rate, and volatility.

Given the absence of a public trading market for our common stock, our board of directors exercised their judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including valuations performed by an independent third party, developments in our operations, sales of preferred stock, the prices, rights, preferences and privileges of our preferred stock relative to the common stock, actual operating results and financial performance and capital resources, the conditions in the our industry and the economy and capital markets in general, the stock price performance and volatility of comparable public companies, the likelihood of achieving a liquidity event for shares of our common stock underlying these stock options, such as an initial public offering or sale of our company, and the lack of liquidity of our common stock, among other factors.

The assumptions underlying these valuations were highly complex and subjective and represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could be materially different.

The fair value of the underlying common stock was determined by the board of directors until the IPO when our common stock started trading on The Nasdaq Capital Market under the ticker symbol MOVE on March 23, 2021. Consequently, after our IPO the fair value of the shares of common stock underlying the stock options is the closing market price on the option grant date.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

We account for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We establish a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. We record an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted considering changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of liability provisions and changes to the liability that are considered appropriate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Results of Operations

Years Ended December 31, 2021 and 2020

Our consolidated statements of operations for the years ended December 31, 2021 and 2020 as discussed herein are presented below.

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except share and per share data)
OPERATING EXPENSES:
Research and development	$13,427	$8,373	$5,054	60%
General and administrative	6,376	2,734	3,642	133%
Total operating expenses	19,803	11,107	8,696	78%

Loss from operations	(19,803)	(11,107)	(8,696)	-78%

Other income (expense), net:
Interest expense	(883)	(1,004)	121	12%
Change in fair value of warrant liability	(1,581)	(1,511)	(70)	-5%
Change in fair value of derivative liability	121	564	(443)	-79%
Forgiveness of Paycheck Protection Program Loan	351	—	351	100%
Interest and other income, net	22	27	(5)	-19%
Other income (expense), net	(1,970)	(1,924)	(46)	-2%

Net loss	(21,773)	(13,031)	(8,742)	-67%

Accretion and dividends on redeemable convertible preferred stock	(2,489)	(8,914)	6,425	72%

Net loss attributable to common stockholders	$(24,262)	$(21,945)	$(2,317)	-11%

Net loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(6.85)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,298,032	3,201,430

Research and Development

Research and development expenses totaled $13.4 million and $8.4 million for the years ended December 31, 2021 and 2020, respectively. This increase of $5.1 million was due primarily to the growth of the Company and its activities. Research and development expenses for the year ended December 31, 2021 included expenses related to employee compensation of $6.0 million, tools and equipment expenses of  $1.0 million, other professional fees of $5.9 million, rent of $0.1 million, depreciation and amortization of $0.1 million, and other expenses of $0.3 million. Research and development expenses for year ended December 31, 2020 included expenses related to employee compensation of $2.2 million, tools and equipment expenses of $0.8 million, rent of $0.1 million, other professional fees of $5.2 million, and other expenses of $0.1 million.

General and Administrative

General and administrative expenses totaled $6.4 million and $2.7 million for the years ended December 31, 2021 and 2020, respectively. This increase of $3.6 million was due primarily to the growth of the Company and its activities. General and administrative expenses for the year ended December 31, 2021 included expenses related to employee and board of director compensation of $3.2 million, professional and consulting fees of $1.7 million, and other expenses of $1.5 million. General and administrative expenses for the year ended December 31, 2020 included expenses related to employee and board of director compensation of $1.6 million, professional and consulting fees of $0.9 million, and other expenses of $0.2 million.

Loss from Operations

Loss from operations was $19.8 million for the year ended December 31, 2021, as compared to $11.1 million for the year ended December 31, 2020.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2021 was a net other expense of $2.0 million as compared to a net other expense of $1.9 million for the year ended December 31, 2020. Other income (expense), net for the year ended December 31, 2021 included interest expense of $0.9 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes and $1.6 million related to the change in fair value of the warrant liability, which were partially offset by $0.1 million related to the change in the fair value of the derivative liability and forgiveness of the Paycheck Protection Program Loan of $0.4 million. Other income (expense), net for the year ended December 31, 2020 included interest expense of $1.0 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes and $1.5 million related to the change in the fair value of warrant liability, which were partially offset by $0.6 million related to the change in fair value of the derivative liability.

Net Loss

As a result of the foregoing, net loss was $21.8 million for the year ended December 31, 2021, as compared to $13.0 million for the year ended December 31, 2020.

Liquidity and Capital Resources

The Company’s consolidated financial statements are presented on a basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not generated any revenues from operations since inception, and do not expect to do so in the foreseeable future. We have experienced operating losses and negative operating cash flows since inception and expect to continue to do so. We have financed our working capital requirements since inception through the sale of equity securities and convertible promissory notes.

At December 31, 2021, we had cash and cash equivalents and short-term investments of $33.6 million available to fund our ongoing business activities. We believe that our cash and cash equivalents and short-term investments as of December 31, 2021 will be sufficient to fund our projected operating requirements for at least 12 months. However, such cash and cash equivalents and short-term investments are not expected to be sufficient to enable us to complete the development and commercialization of our proposed solution. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	advance the engineering design and development of our proposed wearable and other potential products;

●	prepare applications required for marketing approval of our proposed solution in the United States;

●	develop our plans for manufacturing, distributing and marketing our proposed wearable and other potential products; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development, planned commercialization efforts and our operation as a public company.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(16,183)	$(10,666)
Net cash used in investing activities	(16,699)	—
Net cash provided by financing activities	44,847	12,085
Net increase in cash and cash equivalents	$11,965	$1,419

Cash Flows from Operating Activities

During the year ended December 31, 2021, the Company used cash of $16.2 million in operating activities, as compared to $10.7 million during the year ended December 31, 2020. The $16.2 million used in operating activities during the year ended December 31, 2021 was primarily attributable to our net loss of $21.8 million during the year and changes in our operating assets and liabilities totaling $1.3 million. These items were offset by non-cash items, including depreciation and amortization of $0.1 million, stock-based compensation of $1.9 million, accretion of the debt discount on our convertible promissory notes of $0.8 million, the forgiveness of our PPP loan of $0.4 million, accrued interest on our convertible promissory notes of $0.1 million, accretion of discount on short-term investments of $0.2 million, compensation of nonemployee services upon the issuance of common stock of $0.1 million, the change in the fair value of the derivative liability of $0.1 million and the change in the fair value of the warrant liability of $1.6 million.

The $10.7 million used in operating activities during the year ended December 31, 2020 was primarily attributable to our net loss of $13.0 million during the period and changes in our operating assets and liabilities totaling $0.7 million. These items were offset by non-cash items, including stock-based compensation of $0.3 million for a stock grant and stock-based compensation of $0.4 million, accretion of the debt discount on our convertible promissory notes of $0.7 million, accrued interest on our convertible promissory notes of $0.3 million, non-employee services of $0.2 million under convertible promissory notes, issuance of convertible promissory notes for services of $0.2 million, change in fair value of warrant liability of $1.5 million, and offset by a $0.6 million change in the fair value of our derivative liability.

Cash Flows from Investing Activities

During the year ended December 31, 2021 the Company used cash of $16.7 million in investing activities, consisting of $23.6 million in purchases of marketable securities and $0.6 million for the purchase of office and laboratory equipment, offset by maturities of short-term investments of $7.5 million.

During the year ended December 31, 2020, there were no cash flows from investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2021, the Company was provided cash of $44.8 million from financing activities, comprised of $44.7 million from the net proceeds of our initial public offering and $0.1 million from the issuance of common stock.

During the year ended December 31, 2020, the Company was provided cash of $12.1 million from financing activities, comprised of $11.8 million from the issuance of convertible promissory notes, which was partially offset by $0.7 million of issuance costs, $0.7 million in proceeds from the Paycheck Protection Program loan, which was partially offset by the repayment of $0.4 million, and $0.7 million from the issuance of common stock.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the foreseeable future as we continue the development of our products in development. We will require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in and to further develop our general infrastructure, and such funding may not be available to us on acceptable terms or at all.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce the scope of, or terminate one or more of our clinical studies, research and development programs, or our future commercialization efforts.

Our future funding requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our product development and clinical testing;

●	the cost of manufacturing our products in development and any products that we may develop in the future;

●	the number and characteristics of the potential products that we pursue;

●	the cost, timing, and outcomes of regulatory approvals; and

●	the magnitude and extent to which the COVID-19 pandemic impacts our business operations and operating results, as described in “Risk Factors – Risks Related to Our Business.”

We expect to satisfy future cash needs through existing capital balances, through some combination of public or private equity offerings, debt financings, licensing arrangements, and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Business.”

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of operating leases. See Note 13 to the consolidated financial statements for amounts outstanding for operating leases on December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Movano Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Movano Inc. (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California

March 30, 2022

We have served as the Company’s auditor since 2019.

Movano Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$17,675	$5,710
Short-term investments	15,921	—
Payroll tax credit, current portion	166	500
Prepaid expenses and other current assets	1,296	691
Total current assets	35,058	6,901
Property and equipment, net	529	38
Payroll tax credit, noncurrent portion	630	134
Other assets	48	10
Total assets	$36,265	$7,083

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$311	$246
Paycheck Protection Program loan, current portion	—	248
Other current liabilities	2,907	666
Total current liabilities	3,218	1,160
Noncurrent liabilities:
Convertible promissory notes, net	—	11,342
Accrued interest	—	292
Paycheck Protection Program loan, noncurrent portion	—	103
Warrant liability	—	1,549
Derivative liability	—	121
Early exercised stock option liability	281	417
Other noncurrent liabilities	36	161
Total noncurrent liabilities	317	13,985
Total liabilities	3,535	15,145

Commitments and contingencies (Note 13)

Series A redeemable convertible preferred stock, $0.0001 par value, no and 2,692,253 shares authorized at December 31, 2021 and 2020; no and 2,692,253 shares issued and outstanding at December 31, 2021 and 2020; liquidation preference of $0 and $15,170 at December 31, 2021 and 2020	—	13,856

Series B redeemable convertible preferred stock, $0.0001 par value, no and 5,238,095 shares authorized at December 31, 2021 and 2020; no and 4,942,319 shares issued and outstanding at December 31, 2021 and 2020; liquidation preference of $0 and $21,858 at December 31, 2021 and 2020	—	18,962

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 and no shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 75,000,000 and 22,069,652 shares authorized at December 31, 2021 and 2020; 32,772,060 and 6,393,069 shares issued and outstanding at December 31, 2021 and 2020	3	1
Additional paid-in capital	97,506	—
Accumulated other comprehensive loss	(11)	—
Accumulated deficit	(64,768)	(40,881)
Total stockholders’ equity (deficit)	32,730	(40,880)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$36,265	$7,083

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
OPERATING EXPENSES:
Research and development	$13,427	$8,373
General and administrative	6,376	2,734
Total operating expenses	19,803	11,107
Loss from operations	(19,803)	(11,107)

Other income (expense), net:
Interest expense	(883)	(1,004)
Change in fair value of warrant liability	(1,581)	(1,511)
Change in fair value of derivative liability	121	564
Forgiveness of Paycheck Protection Program Loan	351	—
Interest and other income, net	22	27
Other income (expense), net	(1,970)	(1,924)

Net loss	(21,773)	(13,031)

Accretion and dividends on redeemable convertible preferred stock	(2,489)	(8,914)
Net loss attributable to common stockholders	$(24,262)	$(21,945)

Net loss	$(21,773)	$(13,031)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(11)	—
Total comprehensive loss	$(21,784)	$(13,031)

Net loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(6.85)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,298,032	3,201,430

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

								Accumulated		Total
	Redeemable Convertible Preferred Stock						Additional	Other		Stockholders’
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2019	2,692,253	$11,212	4,942,319	$12,692	4,539,584	$—	$—	$—	$(19,907)	$(19,907)
Stock-based compensation for stock grant	—	—	—	—	140,000	—	267	—	—	267
Stock-based compensation	—	—	—	—	—	—	446	—	—	446
Accretion of Series A and Series B redeemable convertible preferred stock	—	2,644	—	6,270			(8,914)	—	—	(8,914)
Issuance of common stock upon exercise of warrants	—	—	—	—	295,985	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	1,417,500	1	258	—	—	259
Reclassification of negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	7,943	—	(7,943)	—
Net loss	—	—	—	—	—	—	—	—	(13,031)	(13,031)
Balance at December 31, 2020	2,692,253	$13,856	4,942,319	$18,962	6,393,069	$1	$—	$—	$(40,881)	$(40,880)
Stock-based compensation	—	—	—	—	—	—	1,854	—	—	1,854
Accretion of Series A and Series B redeemable convertible preferred stock	—	686	—	1,803	—	—	(2,489)	—	—	(2,489)
Issuance of common stock upon exercise of options	—	—	—	—	134,541	—	49	—	—	49
Vesting of early exercised stock options	—	—	—	—	—	—	163	—	—	163
Reclassification of negative additional paid-in capital	—	—	—	—	—	—	2,114	—	(2,114)	—
Conversion of preferred stock to common stock upon initial public offering	(2,692,253)	(14,542)	(4,942,319)	(20,765)	11,436,956	1	35,306	—	—	35,307
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	9,775,000	1	41,924	—	—	41,925
Issuance of underwriter warrants upon initial public offering	—	—	—	—	—	—	2,349	—	—	2,349
Reclassification of liability-classified warrants upon initial public offering	—	—	—	—	—	—	3,130	—	—	3,130
Conversion of convertible promissory notes and accrued interest upon initial public offering	—	—	—	—	5,015,494	—	12,550	—	—	12,550
Issuance of common stock for nonemployee services	—	—	—	—	17,000	—	85	—	—	85
Beneficial conversion feature upon issuance of convertible promissory note	—	—	—	—	—	—	471	—	—	471
Other comprehensive loss	—	—	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	—	—	(21,773)	(21,773)
Balance at December 31, 2021	—	$—	—	$—	32,772,060	$3	$97,506	$(11)	$(64,768)	$32,730

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,773)	$(13,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	13
Forgiveness of Paycheck Protection Program loan	(351)	—
Stock-based compensation for stock grant	—	267
Stock-based compensation	1,854	446
Accretion of debt discount on convertible promissory notes	772	728
Accrued interest on convertible promissory notes	115	292
Accretion of discount on short-term investments	202	—
Non-employee services under convertible promissory notes	50	150
Compensation of non-employee services upon issuance of common stock	74	—
Change in fair value of derivative liability	(121)	(564)
Issuance of convertible promissory notes for services	—	247
Change in fair value of warrant liability	1,581	1,511
Changes in operating assets and liabilities:
Payroll tax credit	(162)	(384)
Prepaid expenses and other current assets	(802)	(580)
Other assets	(38)	174
Accounts payable	65	231
Other current and noncurrent liabilities	2,277	(166)
Net cash used in operating activities	(16,183)	(10,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(565)	—
Purchases of short-term investments	(23,633)	—
Maturities of short-term investments	7,499	—
Net cash used in investing activities	(16,699)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	—	11,753
Payment of issuance costs	—	(695)
Proceeds from April 2020 Paycheck Protection Program Loan	—	351
Repayment of April 2020 Paycheck Protection Program Loan	—	(351)
Proceeds from May 2020 Paycheck Protection Program Loan	—	351
Issuance of common stock	76	676
Proceeds from issuance of shares upon Initial Public Offering - net of issuance costs	44,771	—
Net cash provided by financing activities	44,847	12,085

Net increase in cash and cash equivalents	11,965	1,419
Cash and cash equivalents at beginning of period	5,710	4,291
Cash and cash equivalents at end of period	$17,675	$5,710

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants in connection with convertible promissory notes	$—	$6
Accretion of Series A redeemable convertible preferred stock	$686	$2,644
Accretion of Series B redeemable convertible preferred stock	$1,803	$6,270
Conversion of preferred stock to common stock upon initial public offering	$35,307	$—
Reclassification of liability-classified warrants upon initial public offering	$3,130	$—
Issuance of underwriter warrants upon initial public offering	$2,349	$—
Issuance of convertible promissory notes for completion of non-employee services	$500	$247
Beneficial conversion feature upon issuance of convertible promissory note	$471	$—
Conversion of convertible promissory notes upon initial public offering	$12,550	$—
Vesting of common stock issued upon early exercise	$136	$—
Issuance of common stock for non-employee services	$11	$—
Reclassification of deferred offering costs upon initial public offering	$497	$—
Record derivative liability upon issuance of convertible promissory notes	$—	$685

See accompanying notes to consolidated financial statements.

Movano Inc.

Notes to Consolidated Financial Statements

Note 1 – Business Organization, Nature of Operations

Movano Inc. (the “Company” or “Movano” or “Our”) was incorporated in Delaware on January 30, 2018 as Maestro Sensors Inc. and changed its name to Movano Inc. on August 3, 2018. The Company is in the development-stage and is developing a platform to deliver purpose-driven healthcare solutions at the intersection of medtech and consumer devices. Movano’s mission is to empower and inspire you to live a healthier, happier life.

The Company’s solutions are being developed to provide vital health information, including heart rate, HRV, sleep, respiration, temperature, blood oxygen, steps, calories as well as glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve the quality of their life.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the year ended December 31, 2021.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology. As of December 31, 2021, the Company had not yet completed the development of its product and had not yet recorded any revenues. From February 2020 to December 2020, the Company issued subordinated convertible promissory notes for approximately $11.1 million in net proceeds (See Note 8). Additionally, in May 2020, the Company received a Paycheck Protection Program loan for $0.4 million (See Note 7).

The Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-252671), was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2021. The registration statement registered the securities offered in the Company’s initial public offering (“IPO”). In the IPO, the Company sold 9,775,000 shares of common stock at a price to the public of $5.00 per share, including the full exercise of the underwriters’ option to purchase additional shares. The IPO closed on March 25, 2021 and the underwriters exercised their overallotment option as of March 25, 2021, as a result of which the Company raised net proceeds of $44.3 million after deducting $3.3 million in underwriting discounts, commissions, and expenses and $1.3 million in offering expenses paid by the Company. National Securities Corporation (“NSC”) was the underwriter for the IPO, and also received a warrant related to the IPO, which is discussed in Note 11. No portion of the net proceeds from the IPO were used for payments made by the Company to its directors or officers or persons owning ten percent or more of its common stock or to their associates, or to the Company’s affiliates, other than payments in the ordinary course of business to officers for salaries and to nonemployee directors as compensation for board or board committee service.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through December 31, 2021, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in accordance with GAAP.

Reclassification

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or stockholders’ equity (deficit).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods.

Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock, stock options and warrants, the valuation of the embedded redemption derivative liability and income taxes. Estimates are periodically reviewed considering changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash primarily in money market funds, commercial paper and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classifies all marketable securities for use in current operations, even if the security matures beyond 12 months, and presents them as short-term investments in the consolidated balance sheets.

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each consolidated balance sheet date. The Company has classified and accounted for the purchased marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale short-term investments at fair value. The Company reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity (deficit), except for unrealized losses determined to be credit-related, which are recorded as other income (expense), net in the consolidated statements of operations and comprehensive loss and reports an allowance for credit losses in short-term investments on the consolidated balance sheet, if any. The Company determines any realized gains or losses on the sale of short-term investments on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and short-term investments is recorded in interest and other income, net in the accompanying consolidated statements of operations and comprehensive loss and was $0.2 million and an insignificant amount during the years ended December 31, 2021, and 2020, respectively.

The Company’s investment policy only allows purchases of high credit quality instruments and provides guidelines on concentrations and credit quality to ensure minimum risk of loss. The Company evaluates whether the unrealized loss on available-for-sale short-term investments is the result of the credit worthiness of the securities it held, or other non-credit-related factors such as liquidity by reviewing a number of factors such as the implied yield of the corporate note based on the market price, the nature of the invested entity’s business or industry, market capitalization relative to debt, changes in credit ratings, and the market prices of the instruments subsequent to the period end.

Concentrations of Credit Risk, Credit Losses and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. The Company’s cash, cash equivalents, and short-term investments are held by financial institutions that management believes are of high credit quality. The Company’s investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as U.S. government obligations, money market instruments and funds, corporate bonds, commercial paper, and asset-backed securities and places restrictions on maturities and concentrations by type and issuer. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents, corporate issuers, and other financial instruments, to the extent recorded in the consolidated balance sheets.

The Company is exposed to credit losses primarily through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus (COVID-19) pandemic and determined that the estimate of credit losses was not significantly impacted. The adoption of the guidance did not have a material impact on the consolidated financial statements and related disclosures and there was no allowance for losses on available-for-sale debt securities which were attributable to credit risk for the year ended December 31, 2021.

The Company is dependent on third-party manufacturers to supply products for research and development activities. These programs could be adversely affected by a significant interruption in the supply of such materials.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of prepaid expenses, other current receivables, and deferred offering costs, which consist of legal, accounting, filing and other fees related to the IPO that were capitalized prior to the IPO. The deferred offering costs were offset against proceeds from the IPO within additional paid-in capital upon the effective date of the IPO. As of December 31, 2021 and 2020, offering costs of approximately $0 and $0.5 million were capitalized, respectively.

Software Development Costs

Costs related to software development are included in research and development expense until the point that technological feasibility is reached, which, for the Company’s product, will be shortly before the product is released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the product. During the years ended December 31, 2021 and 2020, no development costs were capitalized.

Impairment of Long-Lived Assets

The Company reviews the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Paycheck Protection Program Loan

The Company accounted for funds received from the Paycheck Protection Program as a financial liability with interest accrued and expensed over the term of the loan under the effective interest method. The loan remained recorded as a liability until the Company was legally released from the liability. The amount that was ultimately forgiven by the lender was recognized in the consolidated statement of operations and comprehensive loss as a gain on extinguishment.

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

Beneficial Conversion Feature

If the conversion feature of conventional convertible promissory notes provides for a rate of conversion that is below fair value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount and as additional paid-in capital on the consolidated balance sheet. In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Redeemable Convertible Preferred Stock

The Company records all shares of redeemable convertible preferred stock at their respective issuance price less issuance costs on the dates of issuance. Under certain circumstances the Company would have been required to redeem the Series A and Series B redeemable convertible preferred stock unless an IPO had been consummated prior to April 1, 2021, or an extension or waiver was obtained upon approval of a majority of the holders of such preferred stock. As the preferred stock became redeemable due to the passage of time, the Company considered the preferred stock to be redeemable as of April 1, 2021. The Company recorded the accretion of the Series A and B preferred stock balances to their respective redemption amounts using the effective interest method. The redeemable convertible preferred stock is presented outside of stockholders’ deficit on the consolidated balance sheet as of December 31, 2020. Upon the IPO, the redeemable convertible preferred stock converted into 11,436,956 shares of common stock.

Comprehensive Loss

Comprehensive loss is the change in stockholders’ equity (deficit) from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive loss is comprised of unrealized gains and losses on investments in available-for-sale securities.

Research and Development

Research and development costs are expensed as incurred and consist of salaries and benefits, stock-based compensation expense, lab supplies and facility costs, as well as fees paid to other nonemployees and entities that conduct certain research and development activities on the Company’s behalf.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, any changes to deferred tax assets or liabilities resulted in no provision or benefit from income taxes during the years ended December 31, 2021 and 2020.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740). The amendments in this update provide further simplification of accounting standards for the accounting for income taxes. Certain exceptions for requirements regarding the accounting for franchise taxes, tax basis of goodwill, and tax law rate changes are made. The Company early adopted this guidance as of January 1, 2021 and the adoption did not have a significant impact on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the early recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 requires the use of a transition model that will result in the earlier recognition of allowances for losses. The Company early adopted this guidance as of January 1, 2021 and the adoption did not have a significant impact on the consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The standard establishes a right-of-use model and requires a lessee to recognize on the balance sheet a right-of-use asset and corresponding lease liability for all leases with terms longer than 12 months. For lessees, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for the Company’s annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and early adoption is permitted.

The Company will adopt the new standard effective January 1, 2022 using the modified retrospective transition approach and will not recast prior periods. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures and cannot conclude as to the anticipated impact on the consolidated financial statements and related disclosures at this time. As permitted by the standard, the Company will elect the transition practical expedient package, which among other things, allows the carryforward of historical lease classifications. Accordingly, the Company will continue to apply the previous lease accounting standard prior to January 1, 2022, including previous disclosure requirements, in the comparative periods presented.

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

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. At December 31, 2020, the warrants related to the Series A preferred stock issuance, the Series B preferred stock issuance, the convertible promissory notes and the derivative liability related to the issuance of convertible promissory notes are classified within Level 3 of the valuation hierarchy. The instruments are not present at December 31, 2021 in light of accounting ramifications of the IPO, which are discussed further in Note 8 and Note 11.

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands).

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,830	$16,830	$—	$—
Total cash equivalents	$16,830	$16,830	$—	$—

Short-term investments:
Certificates of deposit	$250	$—	$250	$—
Commercial paper	2,210	—	2,210	—
Corporate notes	12,024	—	12,024	—
Municipal bonds	1,437	—	1,437	—
Total short-term investments	$15,921	$—	$15,921	$—

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents – money market funds	$5,181	$5,181	$—	$—
Warrant liability	$1,549	$—	$—	$1,549
Derivative liability	$121	$—	$—	$121

Note 4 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents:
Cash	$845	$529
Money market funds	16,830	5,181
Total cash and cash equivalents	$17,675	$5,710

Short-term investments:
Certificates of deposit	$250	$—
Commercial paper	2,210	—
Corporate notes	12,024	—
Municipal bonds	1,437	—
Total short-term investments	$15,921	$—

The contractual maturities of short-term investments classified as available-for-sale as of December 31, 2021 were as follows (in thousands):

December 31,
2021
Due within one year	$15,921
Due after one year through five years	—
Total	$15,921

The following table summarizes the unrealized gains and losses related to short-term investments classified as available-for-sale on the Company’s consolidated balance sheet (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Short-term investments:
Certificates of deposit	$250	$—	$—	$250
Commercial paper	2,210	—	—	2,210
Corporate notes	12,035	—	(11)	12,024
Municipal bonds	1.437	—	—	1,437
Total short-term investments	$15,932	$—	$(11)	$15,921

As of December 31, 2021, the gross unrealized loss on available-for-sale short-term investments was immaterial and there were no expected credit losses related to the Company’s available-for-sale debt securities. The Company has determined that all unrealized losses are temporary. As of December 31, 2021, no allowance for credit losses in short-term investments was recorded.

No sales of available-for-sale short-term investments occurred during the year ended December 31, 2021.

Note 5 – Property and Equipment

Property and equipment, net, as of December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,
	2021	2020
Office equipment and furniture	$237	$43
Software	115	—
Test equipment	278	22
Total property and equipment	630	65
Less: accumulated depreciation	(101)	(27)
Total property and equipment, net	$529	$38

Total depreciation and amortization expense related to property and equipment for the years ended December 31, 2021 and 2020 was approximately $74,000 and $13,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development	$289	$197
Accrued compensation	2,211	184
Accrued vacation	276	192
Other	131	93
	$2,907	$666

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for qualifying expenses. On May 28, 2021, the Company received full loan forgiveness for obligations related to the PPP loan. The Company accounted for the PPP loan as debt, and the loan forgiveness was accounted for as a debt extinguishment. The amount of loan and interest forgiven is recognized as a gain upon debt extinguishment and is reported in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

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

As of December 31, 2020, Convertible Notes totaling approximately $247,000 were issued to nonemployees in exchange for services. As of December 31, 2020, future services of $500,000 of the original $747,000 had not been fully completed. A portion of those services that had been completed were recorded as a component of other noncurrent liabilities of $150,000 on the consolidated balance sheet at December 31, 2020.

During the three months ended March 31, 2021, additional nonemployee services of $50,000 were completed, which were recorded as a component of other noncurrent liabilities. In connection with the IPO, a Convertible Note for $500,000 was issued for nonemployee services and the $300,000 of the nonemployee services that remained to be completed was recorded in prepaid assets and other current expenses on the consolidated balance sheet. The Company calculated a BCF of approximately $500,000 upon the issuance of this Convertible Note.

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

The Company determined that the terms that would result in Convertible Notes automatically converting at (i) 80% of the lowest per-share selling price of the stock sold by the Company in the Next Qualified Equity Financing or (ii) 80% of the lowest per-share selling price of the Conversion Stock sold by the Company in an IPO are deemed a redemption feature. The Company also concluded that those redemption features require bifurcation from the Convertible Notes and subsequent accounting in the same manner as a freestanding derivative. Accordingly, subsequent changes in the fair value of these redemption features are measured at each reporting period and recognized in the consolidated statement of operations and comprehensive loss.

The sum of the fair value of the warrants, the fair value of the embedded redemption derivative liability, issuance costs, BCF and commission payments for the Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the years ended December 31, 2021 and 2020, the Company recognized interest expense of approximately $0.8 million and $0.7 million from the accretion of those debt discounts, respectively.

The Convertible Notes automatically converted upon the closing of the IPO at the implied per share price determined by dividing $60,000,000 by the total number of Common Stock Equivalents immediately prior to the closing of the IPO. The outstanding principal ($12.5 million) and interest due ($0.4 million) under the Convertible Notes, in an aggregate amount of $12.9 million, was converted into 5,015,494 shares of the Company’s common stock at the implied per share conversion of $2.5736. The carrying value of the Convertible Notes was credited to common stock and additional paid-in capital on the consolidated balance sheet. The remaining unamortized discount of $0.4 million was recorded to additional paid-in capital and no gain or loss was recognized on the conversion. The remaining unamortized discount related to the BCF of $0.5 million was recognized immediately as interest expense in the consolidated statement of operations and comprehensive loss.

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

The embedded redemption derivative liability no longer had significant value as of the date of the Company’s IPO since the conversion of the Convertible Notes occurred via a redemption feature that was not bifurcated as a derivative. Upon the conversion of the Convertible Notes at the IPO, the Company recorded a final change in the fair value of the derivative liability of $0.1 million in the consolidated statement of operations and comprehensive loss, and the derivative liability was extinguished.

The changes in the fair value of the derivative liability for the year ended December 31, 2021 and 2020 were as follows:

	December 31, 2020	Fair Value at issuance date	Change in fair value	December 31, 2021
Derivative liability	$121	—	(121)	$—

	December 31, 2019	Fair Value at issuance date	Change in fair value	December 31, 2020
Derivative liability	$—	685	(564)	$121

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

The Company assessed the accounting treatment of the amendment of the Certificate of Incorporation related to the Series A preferred stock and determined that the amendment is a modification for accounting purposes. After considering the nature of the changes as a result of the amendment, the Company determined the modification of the Series A preferred stock did not have a significant impact on the consolidated financial statements.

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

Upon the IPO, the redeemable convertible preferred stock converted in to 11,436,956 shares of common stock and no shares of redeemable convertible preferred stock remain outstanding as of December 31, 2021.

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

Note 10 – Common Stock

As of December 31, 2021 and 2020, the Company was authorized to issue 75,000,000 and 22,069,652 shares of common stock with a par value of $0.0001 per share, and 32,772,060 and 6,393,069 shares were issued and outstanding, respectively.

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

At the IPO date, the Company issued 17,000 shares of common stock for nonemployee services valued at $85,000.

Common stock reserved for future issuance at December 31, 2021 is summarized as follows:

Warrants to purchase common stock	1,938,143
Stock options outstanding	5,592,137
Stock options available for future grants under the 2019 Plan	115,822
Total	7,646,102

Restricted Stock Purchase Agreements

In 2018, 400,000 shares of common stock were issued to the Company’s founder at inception pursuant to a Restricted Stock Purchase Agreement. The Restricted Stock Purchase Agreement stipulates that in the event of the voluntary or involuntary termination of the Company’s founder’s continuous service status for any reason (including death or disability), with or without cause, the Company or its assignees(s) shall have an option (“Repurchase Option”) to repurchase all or any portion of the shares held by the Purchaser as of the termination date which have not yet been released from the Company’s Repurchase Option at the original purchase price of $0.0125 per share. Shares are to be released from the Repurchase Option over four years. The initial 12/48ths of the shares were released on January 30, 2019, and an additional 1/48th of the shares are being released monthly thereafter. As of December 31, 2021 and 2020, 8,333 and 108,333 of the shares issued to the Company’s founder remain subject to the Repurchase Option, respectively. These shares were originally purchased by the Company’s founder at $0.0125 per share.

In 2018, 3,640,000 shares of common stock were also issued pursuant to a Restricted Stock Purchase Agreement. The holders of these shares are considered related parties of the Company because the holders are directly related either to the founder or to the former legal counsel of the Company. The same terms described above apply to these issuances. As of December 31, 2021 and 2020, 75,833 and 985,834 of the shares issued to these holders remain subject to the Repurchase Option, respectively. These shares were originally purchased by the holders at $0.0125 per share.

Early Exercised Stock Option Liability

During the year ended December 31, 2021, 50,000 shares of common stock were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements. During the year ended December 31, 2020, 890,356 shares of common stock were issued upon the early exercise of common stock options.

As of December 31, 2021 and 2020, the Company has recorded a repurchase liability for approximately $281,000 and $417,000 for 567,397 and 856,814 shares that remain unvested, respectively. The weighted average remaining vesting period at December 31, 2021 is approximately 1.99 years.

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

In connection with the closing of Series A preferred stock offering, the Company issued warrants (“Preferred A Placement Warrants”) to purchase a total of 133,648 shares of its common stock to NSC on March 14, 2018 and April 23, 2018. On June 1, 2018, the Preferred A Placement Warrants were reassigned among NSC and three individuals at Liquid Venture Partners (“LVP”). The Preferred A Placement Warrants have a term of five years and the exercise price was initially equal to the conversion price of Series A preferred stock upon its conversion. The Preferred A Placement Warrants included an adjustment provision pursuant to which upon completion of the IPO, and the conversion of the Series A preferred stock in connection therewith, the number of shares issuable upon exercise of the warrants was adjusted to be equal to 10% of the aggregate number of common stock shares issued by the Company upon conversion of 1,336,485 shares of Series A preferred stock (the “Preferred A Adjustment Provision”).

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

Convertible Note Placement Warrants

In connection with the Convertible Notes, the Company issued 10,000 and 204,050 warrants to purchase common stock, to a noteholder and its brokers, respectively. The warrants have a five-year life and were initially exercisable into common stock at $2.97 per share with the warrants ultimately being exercisable into common stock at the final Conversion Price of the Convertible Notes. When the Convertible Notes converted at the IPO date as described in Note 8, the exercise price of the warrants was adjusted to equal the Conversion Price, which is $2.57. During March 2021, 42,220 of these warrants to purchase common stock were cancelled.

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

The following is a summary of the Company’s warrant activity for the years ended December 31, 2021 and 2020:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2020	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, December 31, 2021	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	242,847	—	—	—	50,195	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	—	52,500	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	414,270	—	—	—	49,528	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	214,050	—	—	(42,220)	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	—	956,973	—	—	—	956,973	March 2026
			871,167	1,009,473	—	(42,220)	99,723	1,938,143

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2019	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, December 31, 2020	Expiration
Consulting Warrants	February 2018	$0.0125	303,000	—	(295,985)	(7,015)	—	—	February 2023
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	242,847	—	—	—	—	242,847	March and April 2023
Preferred B Placement Warrants	April 2019	$2.10	414,270	—	—	—	—	414,270	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	—	214,050	—	—	—	214,050	August 2025
			960,117	214,050	(295,985)	(7,015)		871,167

Warrants Classified as Liabilities

Preferred A Placement Warrants and Preferred B Placement Warrants

The Preferred A Placement Warrants and Preferred B Placement Warrants were initially classified as a derivative liability because their variable terms did not qualify these as being indexed to the Company’s own common stock and were initially measured at fair value on a recurring basis.

As a result of the conversion of the Preferred Stock into common stock in connection with the IPO, and the related impact of the Preferred A Adjustment Provision and the Preferred B Adjustment Provision, the number of warrant shares that are convertible is no longer variable. Accordingly, the Preferred A Placement Warrants and Preferred B Placement Warrants were determined to be indexed to the Company’s own common stock and will no longer be measured at fair value on a recurring basis. Thus, the Preferred A Placement Warrants and the Preferred B Placement Warrants were determined to be equity instruments, and the liability was recorded at fair value with the change in fair value recorded in the consolidated statement of operations and comprehensive loss and reclassified to additional paid-in capital at their estimated fair value at the IPO date.

Convertible Notes Placement Warrants

The Convertible Notes Placement Warrants were classified as a derivative liability because the exercise price was variable, thus these did not qualify as being indexed to the Company’s own common stock and were measured at fair value on a recurring basis.

As a result of the conversion of the Convertible Notes into common stock in connection with the IPO, the exercise price is no longer variable. Accordingly, the Convertible Notes Placement Warrants were determined to be indexed to the Company’s own common stock and will no longer be measured at fair value on a recurring basis. Thus, the Convertible Notes Placement Warrants were determined to be equity instruments, and the liability was recorded at fair value with the change in fair value recorded in the consolidated statement of operations and comprehensive loss and reclassified to additional paid-in capital at their estimated fair value at the IPO date.

Estimated Fair Value of Outstanding Warrants Classified as Liabilities

The estimated fair value of outstanding warrants classified as liabilities is determined at each consolidated balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent consolidated balance sheet date is recorded in the consolidated statements of operations and comprehensive loss as a change in fair value of warrant liability.

There were no warrants classified as liabilities outstanding as of December 31, 2021.

The changes in fair value of the outstanding warrants classified as liabilities for the year ended December 31, 2021 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2020	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Reclassified to additional paid-in capital	Warrant liability, December 31, 2021
Preferred A Placement Warrants	$518	$—	$—	$575	$(1,093)	$—
Preferred B Placement Warrants	708	—	—	800	(1,508)	—
Convertible Notes Placement Warrants	323	—	—	206	(529)	—
	$1,549	$—	$—	$1,581	$(3,130)	$—

The changes in fair value of the warrant liability for the year ended December 31, 2020 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2019	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Warrant liability, December 30, 2020
Preferred A Placement Warrants	$12	$—	$—	$506	$518
Preferred B Placement Warrants	20	—	—	688	708
Convertible Notes Placement Warrants	—	6	—	317	323
	$32	$6	$—	$1,511	$1,549

The fair values of the outstanding warrants accounted for as liabilities at the IPO date are calculated using the Black-Scholes option pricing model with the following assumptions:

	Black-Scholes Fair Value Assumptions at IPO Date
Warrant Issuance	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Preferred A Placement Warrants	—%	59.21%	0.14%	2.0 years
Preferred B Placement Warrants	—%	58.51%	0.30%	3.0 years
Convertible Note Placement Warrants	—%	52.28%	0.82%	4.4 years

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

The fair values of the outstanding warrants accounted for as liabilities at December 31, 2020 are calculated using the Black-Scholes option pricing model with the following assumptions:

	Black-Scholes Fair Value Assumptions - December 31, 2020
Warrant Issuance	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Preferred A Placement Warrants	—%	67.75%	0.13%	2.2 years
Preferred B Placement Warrants	—%	55.76%	0.17%	3.3 years
Convertible Note Placement Warrants	—%	52.93%	0.36%	4.7 years

Warrants Classified as Equity

Certain warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model with the following assumptions. The fair value as determined at the issuance date is recorded as an issuance cost of the related stock. Those warrants and the assumptions used to calculate the fair value at issuance are as follows for the warrants issued during the year ended December 31, 2021. There were no warrants issued during the year ended December 31, 2020.

	Black-Scholes Fair Value Assumptions
Warrant Issuance	Issuance Date	Fair Value	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Underwriter Warrants	March 2021	$2,349	—%	52.58%	0.82%	5.0 years

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

As of December 31, 2021, the Company had 115,822 shares available for future grant under the 2019 Plan.

Stock Options

Stock option activity for the years ended December 31, 2021 and 2020 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2019	3,027,200	$0.41	9.6 years	$—
Granted	1,732,478	$0.92
Exercised	(1,417,500)	$0.48
Cancelled	(154,167)	$0.38
Outstanding at December 31, 2020	3,188,011	$0.66	9.0 years	$8,155
Granted	2,684,500	$4.05
Exercised	(134,541)	$0.56
Cancelled	(145,833)	$0.59
Outstanding at December 31, 2021	5,592,137	$2.29	8.6 years	$9,912

Exercisable as of December 31, 2021	2,046,994	$0.58	7.9 years	$6,604

Vested and expected to vest as of December 31, 2021	5,541,937	$2.30	8.7 years	$9,741

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, and 2020 was $2.54 and $1.78 per share, respectively. During the years ended December 31, 2021 and 2020, 134,531 and 1,417,500 options were exercised for proceeds of $0.1 million and $0.7 million, respectively. The fair value of the 839,380 and 1,079,120 options that vested during the years ended December 31, 2021 and 2020 was approximately $0.7 million and $0.4 million, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Dividend yield	—%	—%
Expected volatility	66.38%	68.23%
Risk-free interest rate	0.93%	0.50%
Expected life	6.05 years	5.89 years

Dividend Rate — The expected dividend rate was assumed to be zero, as the Company had not previously paid dividends on common stock and has no current plans to do so.

Expected Volatility — The expected volatility was derived from the historical stock volatilities of several public companies within the Company’s industry that the Company considers to be comparable to the business over a period equivalent to the expected term of the stock option grants.

Risk-Free Interest Rate — The risk-free interest rate is based on the interest yield in effect at the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Expected Term — The expected term represents the period that the Company’s stock options are expected to be outstanding. The expected term of option grants that are considered to be “plain vanilla” are determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For other option grants not considered to be “plain vanilla,” the Company determined the expected term to be the contractual life of the options.

Forfeiture Rate — The Company recognizes forfeitures when they occur.

The Company has recorded stock-based compensation expense for the years ended December 31, 2021 and 2020 related to the issuance of stock option awards to employees and nonemployees in the consolidated statement of operations and comprehensive loss as follows:

	Year Ended December 31,
	2021	2020
Research and development	$716	$86
General and administrative	1,138	627
	$1,854	$713

As of December 31, 2021, unamortized compensation expense related to unvested stock options was approximately $7.8 million, which is expected to be recognized over a weighted average period of 2.96 years.

2021 Employment Inducement Plan

On September 15, 2021 the Company’s Board adopted the Movano, Inc. 2021 Inducement Award Plan (the “Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s Board, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 2,000,000 shares of the Company’s common stock have been reserved for issuance under the Inducement Plan. The Company will continue to grant awards under the 2019 Plan pursuant to the terms thereof. No awards have been issued under the Inducement Plan during the year ended December 31, 2021.

Note 13 – Commitments and Contingencies

Operating Leases

As of December 31, 2021, the Company had one office lease. Another lease, for facility space in Dublin, California expired in September 2021.

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

Future minimum lease payments for this new corporate office space lease are as follows as of December 31, 2021 (in thousands):

2022	$173
2023	179
2024	138
Total	$490

Rent expense for the years ended December 31, 2021 and 2020 was $154,000 and $99,000, respectively.

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

No amounts associated with such indemnifications have been recorded as of December 31, 2021.

NOTE 14 – INCOME TAXES

For the years ended December 31, 2021 and 2020, no U.S. provision or benefit for income taxes was recorded and an insignificant amount of Ireland provision for income taxes for the year ended December 31, 2021 was offset by credits.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal rate as follows:

	Year Ended December 31,
	2021	2020
US federal provision (benefit)
At Statutory rate	21%	21%
Valuation allowance	(18%)	(17%)
Changes in stock-based compensation, fair value of warrants and derivative liability and interest expense for convertible promissory notes	(3%)	(3%)
Other	1%	(1%)
Effective tax rate	—	—

The Company did not record any income tax expense or benefit as the Company incurred losses in all periods presented.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Gross deferred tax assets:
Net operating loss carryforwards	$7,765	$4,523
Research and development credit carryforward	712	367
Accrued bonus	403	—
Stock-based compensation	72	74
Other	76	27
Total gross deferred tax assets	9,029	4,991
Less valuation allowance	(9,022)	(4,988)
Total net deferred tax assets	7	3
Deferred tax liabilities:
Property and equipment	(7)	(3)
Total deferred tax liabilities	(7)	(3)
Net deferred tax assets	$—	$—

During 2021 and 2020, the Company has maintained a valuation allowance against the net deferred tax assets due to the uncertainty surrounding the realization of those assets. The Company periodically evaluates the recoverability of the deferred tax assets and, when it is determined to be more-likely-than-not that the deferred tax assets are realizable, the valuation allowance is reduced. The valuation allowance increased by approximately $4,134,000 and $2,326,000 during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company has federal net operating loss carryforwards of approximately $37.5 million and $21.5 million, respectively, all of which do not expire. The net operating loss carryforwards may be available to offset future taxable income for income tax purposes.

As of December 31, 2021 and 2020, the Company has federal research and development (“R&D”) credit carryforwards of approximately $560,000 and $238,000, respectively. The federal R&D credits begin to expire in 2039.

As of December 31, 2021 and 2020, the Company has California R&D credit carryforwards of approximately $640,000 and $418,000, respectively. The California R&D credits do not expire.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize net operating loss (“NOL”) and credit carryovers if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. If an ownership change has occurred, or were to occur, utilization of the Company’s NOLs and credit carryovers could be restricted.

The Company accounts for uncertainty in income taxes pursuant to the relevant authoritative guidance. The guidance clarified the recognition of tax positions taken, or expected to be taken, on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. No liability related to uncertain tax positions is recorded in the financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and in California. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and California state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits.

Total gross unrecognized tax benefit liabilities as of December 31, 2021 and 2020 were approximately $487,000 and $289,000, respectively, related to Federal and California R&D credits. As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits, which, if recognized would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision (benefit) in the statements of operations and comprehensive loss. The Company had no accrued interest and penalties related to unrecognized tax benefits as of December 31, 2021.

The following is a rollforward of the total gross unrecognized tax benefits for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Beginning Balance	289	$164
Gross Increases - Tax Position in Current Period	198	125
Ending Balance	$487	$289

All tax years remain subject to examination by the U.S. federal and state taxing authorities due to the Company’s net operating losses and R&D credit carry carryforwards.

Note 15 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table computes the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2021 and 2020 is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(21,773)	$(13,031)
Accretion and dividends on redeemable convertible preferred stock	(2,489)	(8,914)
Net loss attributable to common stockholders	$(24,262)	$(21,945)
Denominator:
Weighted-average common shares outstanding	26,298,032	3,201,430

Net loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(6.85)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2021 and 2020 because including them would have been antidilutive are as follows:

	December 31,
	2021	2020
Shares of redeemable convertible preferred stock	—	11,299,425
Non-vested shares under restricted stock grants	84,167	1,094,167
Shares related to convertible promissory notes	—	4,656,918
Shares subject to options to purchase common stock	5,541,937	3,137,811
Shares subject to warrants to purchase common stock	1,938,143	871,167
Total	7,564,247	21,059,488

For the years ended December 31, 2021 and 2020, performance based option awards for 50,200 shares of common stock, respectively, are not included in in the table above or considered in the calculation of diluted earnings per share until the performance conditions of the option award are considered probable by the Company.

Note 16 – Subsequent Events

On February 14, 2022, pursuant to the Inducement Plan, the Company granted inducement stock option awards covering a total of 720,000 shares of common stock to non-executive employees. The stock options were granted at an exercise price of $2.60 per share, which is equal to the closing price of Movano common stock on the date of grant. The stock options vest as follows: one-fourth vests on the first anniversary of the grant date and the balance vests in 36 equal monthly installments thereafter. The awards were approved by the independent Compensation Committee of the Company’s Board of Directors and were granted as an inducement material to the new employees’ entering into employment with the Company in accordance with NASDAQ Marketplace Rule 5635(c)(4).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2021, our disclosure controls and procedures were ineffective.

As of December 31, 2021, we had a material weakness in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weakness at December 31, 2021: ineffective design and operation of our financial close and reporting controls. Specifically, we did not design and maintain effective controls over certain account reviews and analyses and certain information technology general controls. The material weakness did not result in any identified misstatements to the consolidated financial statements and there were no changes in previously released financial results.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).
2.	Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)
3.	Exhibit Index (The exhibits required to be filed as a part of this Report are listed in the Exhibit Index).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	SEC File/ Registration Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	March 25, 2021	001-40254
3.2	Amended and Restated Bylaws of the Registrant		8-K	3.2	March 25, 2021	001-40254
4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	March 10, 2021	333-252671
4.2	Form of Underwriter Warrant		S-1	4.2	March 10, 2021	333-252671
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering		S-1	4.3	February 2, 2021	333-252671
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering		S-1	4.4	February 2, 2021	333-252671
4.5	Form of Warrant to Purchase Common Stock issued in 2020		S-1	4.6	February 2, 2021	333-252671
4.6	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*	x
10.1	Movano Inc. Amended and Restated 2019 Omnibus Incentive Plan †		S-1	10.1	March 10, 2021	333-252671
10.2	Form of Stock Option Award Agreement under 2019 Omnibus Incentive Plan †		S-1	10.2	February 2, 2021	333-252671
10.3	Non-Employee Director Compensation Policy *†	x
10.4	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers †		S-1	10.4	February 2, 2021	333-252671
10.5	Offer Letter, dated November 29, 2019, by and between the Registrant and Michael Leabman †		S-1	10.5	February 2, 2021	333-252671
10.6	Offer Letter, dated November 29, 2019, by and between the Registrant and J. Cogan †		S-1	10.7	February 2, 2021	333-252671
10.7	Form of 2020 Note Purchase Agreement		S-1	10.16	February 2, 2021	333-252671
10.8	Amended and Restated Lead Investor Agreement, dated August 27, 2020, between the Registrant and Maestro Venture Partners, LLC		S-1	10.17	February 2, 2021	333-252671
10.9	Offer Letter, dated February 8, 2021, by and between the Registrant and John Mastrototaro †		S-1	10.17	March 10, 2021	333-252671
10.10	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and Michael Leabman †		S-1	10.18	March 10, 2021	333-252671
10.11	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and J. Cogan †		S-1	10.20	March 10, 2021	333-252671
21.1	Subsidiaries of the Company*	x
23.1	Consent of Moss Adams, LLP*	x
24.1	Power of Attorney (included on signature page)	x
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer*	x
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer*	x
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	x

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Movano, Inc.

Dated: March 30, 2022	By:	/s/ John Mastrototaro
John Mastrototaro Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Movano, Inc., hereby severally constitute and appoint John Mastrototaro our true and lawful attorney, with full power to him to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Movano, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John Mastrototaro	Chief Executive Officer and Director	March 30, 2022
John Mastrototaro	(Principal Executive Officer)

/s/ J. Cogan	Chief Financial Officer	March 30, 2022
J. Cogan	(Principal Financial and Accounting Officer)

/s/ Emily Wang Fairbairn	Director	March 30, 2022
Emily Wang Fairbairn

/s/ Brian Cullinan	Director	March 30, 2022
Brian Cullinan

/s/ Rubén Caballero	Director	March 30, 2022
Rubén Caballero

/s/ Michael Leabman	Director	March 30, 2022
Michael Leabman