Form 10-Q
period 2022-03-31
Movano Inc.
filed 2022-05-12
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of May 9, 2022, there were 32,783,609 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$18,442	$17,675
Short-term investments	9,247	15,921
Payroll tax credit, current portion	336	166
Prepaid expenses and other current assets	220	1,296
Total current assets	28,245	35,058
Property and equipment, net	536	529
Payroll tax credit, noncurrent portion	459	630
Other assets	397	48
Total assets	$29,637	$36,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$649	$311
Other current liabilities	1,982	2,907
Total current liabilities	2,631	3,218
Noncurrent liabilities:
Early exercised stock option liability	241	281
Other noncurrent liabilities	231	36
Total noncurrent liabilities	472	317
Total liabilities	3,103	3,535

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized at March 31, 2022 and December 31, 2021; 32,772,060 shares issued and outstanding at March 31, 2022 and December 31, 2021	3	3
Additional paid-in capital	98,261	97,506
Accumulated other comprehensive loss	(30)	(11)
Accumulated deficit	(71,700)	(64,768)
Total stockholders’ equity	26,534	32,730
Total liabilities and stockholders’ equity	$29,637	$36,265

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING EXPENSES:
Research and development	$4,591	$1,942
General and administrative	2,347	1,324
Total operating expenses	6,938	3,266

Loss from operations	(6,938)	(3,266)

Other income (expense), net:
Interest expense	—	(883)
Change in fair value of warrant liability	—	(1,581)
Change in fair value of derivative liability	—	121
Interest and other income, net	6	1
Other income (expense), net	6	(2,342)

Net loss	(6,932)	(5,608)

Accretion and dividends on redeemable convertible preferred stock	—	(2,489)
Net loss attributable to common stockholders	$(6,932)	$(8,097)

Net loss	$(6,932)	$(5,608)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(19)	—
Total comprehensive loss	$(6,951)	$(5,608)

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(1.01)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,744,004	8,049,048

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	32,772,060	$3	$97,506	$(11)	$(64,768)	$32,730
Stock-based compensation	—	—	—	—	—	—	715	—	—	715
Vesting of early exercised stock options	—	—	—	—	—	—	40	—	—	40
Other comprehensive loss	—	—	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	—	—	(6,932)	(6,932)
Balance at March 31, 2022	—	$—	—	$—	32,772,060	$3	$98,261	$(30)	$(71,700)	$26,534

	Redeemable Convertible Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	2,692,253	$13,856	4,942,319	$18,962	6,393,069	$1	$—	$—	$(40,881)	$(40,880)
Stock-based compensation	—	—	—	—	—	—	355	—	—	355
Accretion of Series A and Series B redeemable convertible preferred stock	—	686	—	1,803	—	—	(2,489)	—	—	(2,489)
Issuance of common stock upon exercise of options	—	—	—	—	134,541	—	49	—	—	49
Vesting of early exercised stock options	—	—	—	—	—	—	38	—	—	38
Reclassification of negative additional paid-in capital	—	—	—	—	—	—	2,114	—	(2,114)	—
Conversion of preferred stock to common stock upon initial public offering net of issuance costs	(2,692,253)	(14,542)	(4,942,319)	(20,765)	11,436,956	1	35,306	—	—	35,307
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	9,775,000	1	41,924	—	—	41,925
Issuance of underwriter warrants upon initial public offering	—	—	—	—	—	—	2,349	—	—	2,349
Reclassification of liability-classified warrants upon initial public offering	—	—	—	—	—	—	3,130	—	—	3,130
Conversion of convertible promissory notes and accrued interest upon initial public offering	—	—	—	—	5,015,494	—	12,550	—	—	12,550
Issuance of common stock for nonemployee services	—	—	—	—	17,000	—	85	—	—	85
Beneficial conversion feature upon issuance of convertible promissory note	—	—	—	—	—	—	471	—	—	471
Net loss	—	—	—	—	—	—	—	—	(5,608)	(5,608)
Balance at March 31, 2021	—	$—	—	$—	32,772,060	$3	$95,882	$—	$(48,603)	$47,282

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,932)	$(5,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35	1
Stock-based compensation	715	355
Noncash lease expense	(3)	—
Accretion of debt discount on convertible promissory notes	—	772
Accrued interest on convertible promissory notes	—	115
Accretion of discount on short-term investments	62	—
Non-employee services under convertible promissory notes	—	50
Compensation of non-employee services upon issuance of common stock	—	74
Change in fair value of derivative liability	—	(121)
Change in fair value of warrant liability	—	1,581
Changes in operating assets and liabilities:
Payroll tax credit	1	—
Prepaid expenses and other current assets	1,079	(1,425)
Other assets	(762)	(46)
Accounts payable	338	125
Other current and noncurrent liabilities	(315)	87
Net cash used in operating activities	(5,782)	(4,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42)	(11)
Maturities of short-term investments	6,591	—
Net cash provided by (used in) investing activities	6,549	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	76
Proceeds from issuance of shares upon Initial Public Offering - net of issuance costs	—	45,019
Net cash provided by financing activities	—	45,095

Net increase in cash and cash equivalents	767	41,044
Cash and cash equivalents at beginning of period	17,675	5,710
Cash and cash equivalents at end of period	$18,442	$46,754

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Series A redeemable convertible preferred stock	$—	$686
Accretion of Series B redeemable convertible preferred stock	$—	$1,803
Conversion of preferred stock to common stock upon initial public offering	$—	$35,307
Reclassification of liability-classified warrants upon initial public offering	$—	$3,130
Issuance of underwriter warrants upon initial public offering	$—	$2,349
Issuance of convertible promissory notes for completion of non-employee services	$—	$500
Beneficial conversion feature upon issuance of convertible promissory note	$—	$471
Conversion of convertible promissory notes upon initial public offering	$—	$12,550
Vesting of common stock issued upon early exercise	$40	$38
Issuance of common stock for non-employee services	$—	$11
Reclassification of deferred offering costs upon initial public offering	$—	$497
Initial public offering expenses in accrued expenses	$—	$244
Initial public offering expenses in accounts payable	$—	$4

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

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

The Company’s solutions are being developed to provide vital health information, including heart rate, HRV, sleep, respiration rate, temperature, blood oxygen saturation, steps, calories as well as glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve the quality of their life.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the three months ended March 31, 2022.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology. As of March 31, 2022, the Company had not yet completed the development of its product and had not yet recorded any revenues.

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

The Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-252671), was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2021. The registration statement registered the securities offered in the Company’s initial public offering (“IPO”). In the IPO, the Company sold 9,775,000 shares of common stock at a price to the public of $5.00 per share, including the full exercise of the underwriters’ option to purchase additional shares. The IPO closed on March 25, 2021 and the underwriters exercised their overallotment option as of March 25, 2021, as a result of which the Company raised net proceeds of $44.3 million after deducting $3.3 million in underwriting discounts, commissions, and expenses and $1.3 million in offering expenses paid by the Company. National Securities Corporation (“NSC”) was the underwriter for the IPO, and also received a warrant related to the IPO, which is discussed in Note 10. No portion of the net proceeds from the IPO were used for payments made by the Company to its directors or officers or persons owning ten percent or more of its common stock or to their associates, or to the Company’s affiliates, other than payments in the ordinary course of business to officers for salaries and to nonemployee directors as compensation for board or board committee service.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through March 31, 2022, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Intercompany transactions are eliminated in the condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on March 30, 2022 with the United States Securities and Exchange Commission (the SEC).

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(Unaudited)

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for the purchased marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale short-term investments at fair value. The Company reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be credit-related, which are recorded as other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and reports an allowance for credit losses in short-term investments on the balance sheet, if any. The Company determines any realized gains or losses on the sale of short-term investments on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and short-term investments is recorded in interest and other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss and was insignificant during the three months ended March 31, 2022 or 2021.

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

For the three months ended March 31, 2022 and 2021

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

Beneficial Conversion Feature

If the conversion feature of conventional convertible promissory notes provides for a rate of conversion that is below fair value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount and as additional paid-in capital on the condensed consolidated balance sheets. In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three months ended March 31, 2022 and 2021.

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

For the three months ended March 31, 2022 and 2021

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

Recently Adopted Accounting Pronouncements

Adoption of ASU No. 2016-02

The Company adopted FASB’s ASU No. 2016-02, Leases (“ASC 842”), as of January 1, 2022, using the modified retrospective approach which provides a method for recording existing leases at the beginning of the period of adoption.

In addition, the Company elected the package of practical expedients and other expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification and not to restate the comparative periods prior to the adoption and to combine lease and non-lease components for all asset classes. The Company made an accounting policy election not to recognize right of use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease expense on a straight-line basis over the lease term. The disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under the previous accounting guidance.

Operating lease right of use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Adoption of the new standard resulted in the recording of operating lease liabilities of $429,000 and ROU assets of $380,000 as of January 1, 2022. The difference between the ROU assets and lease liabilities represents the net book value of deferred rent recognized as of December 31, 2021, which was adjusted against the ROU asset upon adoption. The ROU asset is included in other assets on the Company’s condensed consolidated balance sheet. Operating lease liabilities of $166,000 and $263,000, respectively, were included in other current liabilities and other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. The adoption of the new standard did not have a material impact on the Company’s results of operations or cash flows. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in research and development expenses and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

For the three months ended March 31, 2022 and 2021

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

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. At December 31, 2020, the warrants related to the Series A preferred stock issuance, the Series B preferred stock issuance, and the convertible promissory notes and the derivative liability related to the issuance of convertible promissory notes were classified within level 3 of the valuation hierarchy. However, these instruments are not present at March 31, 2021 in light of accounting ramifications of the IPO, which are discussed further in Note 7 and Note 8.

The carrying amounts of prepaid expenses, payroll tax credit, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands).

Fair Value Measurements

	March 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,016	$16,016	$—	$—
Total cash equivalents	$16,016	$16,016	$—	$—

Short-term investments:
Certificates of deposit	$249	$—	$249	$—
Commercial paper	548	—	548	—
Corporate notes	7,998	—	7,998	—
Municipal bonds	452	—	452	—
Total short-term investments	$9,247	$—	$9,247	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$16,830	$16,830	$—	$—
Total cash equivalents	$16,830	$16,830	$—	$—

Short-term investments:
Certificates of deposit	$250	$—	$250	$—
Commercial paper	2,210	—	2,210	—
Corporate notes	12,024	—	12,024	—
Municipal bonds	1,437	—	1,437	—
Total short-term investments	$15,921	$—	$15,921	$—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(Unaudited)

Note 4 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$2,426	$845
Money market funds	16,016	16,830
Total cash and cash equivalents	$18,442	$17,675

Short-term investments:
Certificates of deposit	$249	$250
Commercial paper	548	2,210
Corporate notes	7,998	12,024
Municipal bonds	452	1,437
Total short-term investments	$9,247	$15,921

The contractual maturities of short-term investments classified as available-for-sale as of March 31, 2022 were as follows (in thousands):

March 31, 2022

Due within one year	$249
Due after one year through five years	8,998
Total	$9,247

The following table summarizes the unrealized gains and losses related to short-term investments classified as available-for-sale on the Company’s condensed consolidated balance sheet (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Short-term investments:
Certificates of deposit	$249	$—	$—	$249
Commercial paper	548	—		548
Corporate notes	8,028	—	(30)	7,998
Municipal bonds	452	—	—	452
Total short-term investments	$9,277	$—	$(30)	$9,247

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Short-term investments:
Certificates of deposit	$250	$—	$—	$250
Commercial paper	2,210	—	—	2,210
Corporate notes	12,035	—	(11)	12,024
Municipal bonds	1.437	—	—	1,437
Total short-term investments	$15,932	$—	$(11)	$15,921

As of March 31, 2022 and December 31, 2021, the gross unrealized loss on available-for-sale short-term investments was immaterial and there were no expected credit losses related to the Company’s available-for-sale debt securities. The Company has determined that all unrealized losses are temporary. As of March 31, 2022 and December 31, 2021, no allowance for credit losses in short-term investments was recorded.

No sales of available-for-sale short-term investments occurred during the three months ended March 31, 2022.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(Unaudited)

Note 5 – Property and Equipment

Property and equipment, net, as of March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Office equipment and furniture	$263	$237
Software	131	115
Test equipment	278	278
Total property and equipment	672	630
Less: accumulated depreciation	(136)	(101)
Total property and equipment, net	$536	$529

Total depreciation and amortization expense related to property and equipment for the three months ended March 31, 2022 and 2021 was approximately $35,000 and $1,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development	$183	$289
Accrued compensation	1,091	2,211
Accrued vacation	354	276
Operating lease liabilities, current portion	163	—
Other	191	131
	$1,982	$2,907

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

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

For the three months ended March 31, 2022 and 2021

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

For the three months ended March 31, 2022 and 2021

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

During the three months ended March 31, 2021, nonemployee services of $50,000 were completed, which were recorded as a component of other noncurrent liabilities. In connection with the IPO, a Convertible Note for $500,000 was issued for nonemployee services and $300,000 of the nonemployee services that remained to be completed was recorded in prepaid and other current expenses on the condensed consolidated balance sheets. The Company calculated a BCF of approximately $500,000 upon the issuance of this Convertible Note.

In connection with the Convertible Notes, the Company issued 10,000 and 204,500 warrants to purchase common stock, to a noteholder and its brokers, respectively. The warrants have a five-year life and are initially exercisable into common stock at $2.97 per share. (See Note 10 – Common Stock Warrants for fair value computation and discussion of the change in the exercise price). During March 2021, 42,220 of these warrants to purchase common stock were cancelled.

Issuance costs and commissions to brokers to obtain the Convertible Notes were recorded as a debt discount in the amount of approximately $83,000 and $612,000, respectively.

The Company determined that the terms that would result in Convertible Notes automatically converting at (i) 80% of the lowest per-share selling price of the stock sold by the Company in the Next Qualified Equity Financing or (ii) 80% of the lowest per-share selling price of the Conversion Stock sold by the Company in an IPO are deemed a redemption feature. The Company also concluded that those redemption features require bifurcation from the Convertible Notes and subsequent accounting in the same manner as a freestanding derivative. Accordingly, subsequent changes in the fair value of these redemption features are measured at each reporting period and recognized in the condensed consolidated statements of operations and comprehensive loss.

The sum of the fair value of the warrants, the fair value of the embedded redemption derivative liability, issuance costs, BCF and commission payments for the Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three months ended March 31, 2021, the Company recognized interest expense of approximately $0.8 million, from the accretion of those debt discounts.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

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

The changes in the fair value of the derivative liability for the three months ended March 31, 2021 were as follows (in thousands):

Warrant Issuance	December 31, 2020	Fair Value at issuance date	Change in fair value	March 31, 2021
Derivative liability	$121	—	(121)	$—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(Unaudited)

Note 8 – REDEEMABLE Convertible Preferred Stock

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

Upon the IPO, the redeemable convertible preferred stock converted in to 11,436,956 shares of common stock and no shares of redeemable convertible preferred stock remain outstanding as of March 31, 2022.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(Unaudited)

Note 9 – Common Stock

As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 75,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 32,772,060 shares were outstanding.

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

At the IPO date, the Company issued 17,000 shares of common stock for nonemployee services valued at $85,000.

Common stock reserved for future issuance at March 31, 2022 is summarized as follows:

Warrants to purchase common stock	1,938,143
Stock options outstanding	6,372,137
Stock options available for future grants	55,822
Total	8,366,102

Restricted Stock Purchase Agreements

In 2018, 400,000 shares were issued to the Company’s founder at inception pursuant to a Restricted Stock Purchase Agreement. The Restricted Stock Purchase Agreement stipulates that in the event of the voluntary or involuntary termination of the Company’s founder’s continuous service status for any reason (including death or disability), with or without cause, the Company or its assignees(s) shall have an option (“Repurchase Option”) to repurchase all or any portion of the shares held by the Purchaser as of the termination date which have not yet been released from the Company’s Repurchase Option at the original purchase price of $0.0125 per share. Shares are to be released from the Repurchase Option over four years. The initial 12/48ths of the shares were released on January 30, 2019, and an additional 1/48th of the shares are being released monthly thereafter. As of March 31, 2022 and December 31, 2021, none and 8,333 of the shares issued to the Company’s founder remain subject to the Repurchase Option, respectively. These shares were originally purchased by the Company’s founder at $0.0125 per share.

In 2018, 3,640,000 shares were also issued pursuant to a Restricted Stock Purchase Agreement. The holders of these shares are considered related parties of the Company because the holders are directly related either to the founder or to the legal counsel of the Company. The same terms described above apply to these issuances. As of March 31, 2022 and December 31, 2021, none and 75,833 of the shares issued to these holders remain subject to the Repurchase Option, respectively. These shares were originally purchased by the holders at $0.0125 per share.

Early Exercised Stock Option Liability

During the three months ended March 31, 2022 and 2021, zero and 50,000 shares, respectively, were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements.

As of March 31, 2022 and December 31, 2021, the Company has recorded a repurchase liability for approximately $241,000 and $281,000 for 485,835 and 567,397 shares that remain unvested, respectively. The weighted average remaining vesting period is approximately 1.7 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(Unaudited)

Note 10 – Common Stock Warrants

Preferred A Placement Warrants

In connection with the closing of the Series A preferred stock offering, the Company issued warrants (“Preferred A Placement Warrants”) to purchase a total of 133,648 shares of its common stock to NSC on March 14, 2018 and April 23, 2018. The Preferred A Placement Warrants included an adjustment provision pursuant to which upon completion of the IPO, and the conversion of the Series A preferred stock in connection therewith, the number of shares issuable upon exercise of the warrants was adjusted to be equal to 10% of the aggregate number of common stock shares issued by the Company upon conversion of 1,336,485 shares of Series A preferred stock (the “Preferred A Adjustment Provision”). In August 2019, the Preferred A Placement Warrants were amended and reissued and the total number of warrant shares increased to 242,847.

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

For the three months ended March 31, 2022 and 2021

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

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2022:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2021	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, March 31, 2022	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	—	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	—	956,973	March 2026
			1,938,143	—	—	—	—	1,938,143

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2021:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2020	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, March 31, 2021	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	242,847	—	—	—	50,195	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	—	52,500	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	414,270	—	—	—	49,528	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	214,050	—	—	(42,220)	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	—	956,973	—	—	—	956,973	March 2026
			871,167	1,009,473	—	(42,220)	99,723	1,938,143

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

For the three months ended March 31, 2022 and 2021

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

There were no warrants classified as liabilities outstanding as of March 31, 2022 and December 31, 2021.

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

Warrants Classified as Equity

Certain warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model with the following assumptions. The fair value as determined at the issuance date is recorded as an issuance cost of the related stock. Those warrants and the assumptions used to calculate the fair value at issuance are as follows for the warrants issued during the three months ended March 31, 2021. There were no warrants issued during the three months ended March 31, 2022.

	Black-Scholes Fair Value Assumptions
Warrant Issuance	Issuance Date	Fair Value (in ooo’s)	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Underwriter Warrants	March 2021	$2,349	—%	52.58%	0.82%	5.0 years

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(Unaudited)

Note 11 – Stock-based Compensation

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

As of March 31, 2022, the Company had 55,822 shares available for future grant pursuant to the 2019 Plan.

2021 Employment Inducement Plan

On September 15, 2021 the Company’s Board adopted the Movano, Inc. 2021 Inducement Award Plan (the “Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s Board, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 2,000,000 shares of the Company’s common stock have been reserved for issuance under the Inducement Plan. The Company will continue to grant awards under the 2019 Plan pursuant to the terms thereof. During the three months ended March 31, 2022, awards totaling 720,000 were issued under the Inducement Plan.

As of March 31, 2022, the Company had 1,280,000 shares available for future grant under the Inducement Plan.

Stock Options

Stock option activity for the three months ended March 31, 2022 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2021	5,592,137	$2.29	8.6 years	$9,912
Granted	780,000	$2.78
Outstanding at March 31, 2022	6,372,137	$2.35	8.5 years	$4,831

Exercisable as of March 31, 2022	2,646,608	$1.15	7.9 years	$4,012

Vested and expected to vest as of March 31, 2022	6,321,937	$2.36	8.6 years	$4,712

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and 2021,was $1.55 and $2.66, respectively. During the three months ended March 31, 2022 and 2021, no and 134,531 options were exercised for proceeds of $0 and $76,000, respectively. The fair value of the 594,364 and 187,763 options that vested during the three months ended March 31, 2022 and 2021 was approximately $1.2 million and $0.1 million, respectively.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021

Dividend yield	—%	—%
Expected volatility	61.98%	67.70%
Risk-free interest rate	1.90%	0.64%
Expected life	6.03 years	6.05 years

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

Forfeiture Rate—The Company recognizes forfeitures when they occur.

The Company has recorded stock-based compensation expense for the three months ended March 31, 2022 and 2021 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$305	$79
General and administrative	410	276
	$715	$355

As of March 31, 2022, unamortized compensation expense related to unvested stock options was approximately $8.3 million, which is expected to be recognized over a weighted average period of 2.9 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(Unaudited)

Note 12 – Commitments and Contingencies

Operating Leases

As of March 31, 2022, the Company had one office lease for the corporate headquarters and laboratory space.

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

On January 1, 2022, the Company adopted ASC 842. Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases. Upon adoption, we recognized ROU assets of $380,000 and corresponding lease liabilities of $429,000 for the one operating lease of the Company.

The components of lease expense and supplemental cash flow information related to leases as of and for the three months ended March 31, 2022 are as follows (in thousands):

As of March 31, 2022
Operating leases
Right-of-use assets	$347
Operating lease liabilities – short-term	$163
Operating lease liabilities – long-term	$230

Three Months Ended
March 31, 2022
Lease Cost:
Operating lease cost	$45

Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$42
Weighted average remaining lease term - operating leases (in years)	2.4
Average discount rate - operating lease	10.00%

Future minimum lease payments for the operating lease are as follows as of March 31, 2022 (in thousands):

For the years ending December 31,
2022	$144
2023	164
2024	138
Total lease payments	446
Less: Interest	(53)
Total operating lease liability	$393

Rent expense for the three months ended March 31, 2021 is insignificant.

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

For the three months ended March 31, 2022 and 2021

(Unaudited)

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.

No amounts associated with such indemnifications have been recorded as of March 31, 2022.

Note 13 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table computes the computation of the basic and diluted net loss per share attributable to common stockholders during the three March 31, 2022 and 2021 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss and comprehensive loss	$(6,932)	$(5,608)
Accretion and dividends on redeemable convertible preferred stock	—	(2,489)
Net loss attributable to common stockholders	$(6,932)	$(8,097)
Denominator:
Weighted-average common shares outstanding	32,744,004	8,049,048

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(1.01)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021 because including them would have been antidilutive are as follows:

	Three Months Ended March 31,
	2022	2021
Non-vested shares under restricted stock grants	—	841,667
Shares subject to options to purchase common stock	6,321,937	4,317,437
Shares subject to warrants to purchase common stock	1,938,143	1,938,143
Total	8,260,080	7,097,247

For the three months ended March 31, 2022 and 2021, performance based option awards for 50,200 shares of common stock, respectively, are not included in in the table above or considered in the calculation of diluted earnings per share until the performance conditions of the option award are considered probable by the Company.

Note 14 – Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet dates through the date these condensed consolidated financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 15, 2022, the Company granted inducement stock option awards covering a total of 295,000 shares of common stock to non-executive employees and common stock options to purchase 420,000 shares of common stock to a new board member. The exercise price was $2.54 per share for all of the inducement stock option awards and for 400,000 of the common stock options. The exercise price was $5.00 per share for 20,000 common stock options.

On April 15, 2022, the Board approved, subject to stockholder approval, an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan from 7,400,000 to 13,400,000.

On April 22, 2022, the Company executed an amendment to its corporate office lease agreement for additional corporate office space. The lease term for the additional space is 36 months, and the base rent is approximately $5,100 per month for the first twelve months, with subsequent escalation provisions for future months. The Company paid a security deposit of approximately $5,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy”, “future”, “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts, product features and the timing for receipt of required regulatory approvals and product launches.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future:

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	the impact of the COVID-19 on our business and local and global economic conditions;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	our dependence on the successful commercialization of our proposed solution;

●	our dependence on third parties to design, manufacture, market and distribute our proposed products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our planned solution;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures;

●	our success at managing the risks involved in the foregoing items.

The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2021 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Our platform is the foundation for our first product in development, the Movano Ring. The smart ring and its accompanying app will combine vital health metrics with personalized intelligent feedback and is designed for women of all ages, who are traditionally an afterthought when it comes to wearable technology. Once developed, we expect the Ring will measure heart rate, HRV, sleep, respiration rate, temperature, blood oxygen saturation, steps, calories and incorporate women-centric features and design. The device will provide users and their network of caregivers with continuous health data distilled down to simple, yet meaningful, insights to help users make manageable lifestyle changes and take a more proactive approach that could mitigate the risks of chronic disease. A fundamental part of our corporate development strategy is to establish one or more strategic partnerships that would allow us to more fully exploit the potential of our technology.

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

Adoption of New Accounting Pronouncement - Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. We adopted this new guidance as of January 1, 2022 and applied the modified retrospective approach, whereby prior comparative periods will not be retrospectively presented in the condensed consolidated financial statements. We elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases and lease classification and the lessee practical expedient to combine lease and non-lease components for all asset classes. We made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. See Note 12 Commitments and Contingencies to our condensed consolidated financial statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Upon adoption on January 1, 2022, we recognized right-of-use assets and lease liabilities for operating leases of $380,000 and $429,000, respectively. The difference between the right-of-use asset and lease liability primarily represents the net book value of deferred rent recognized as of December 31, 2021, which was adjusted against the right-of-use asset upon adoption.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no material changes in our critical accounting policies during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates.”

Results of Operations

Three months ended March 31, 2022 and 2021

Our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 as discussed herein are presented below.

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except share and per share data)
OPERATING EXPENSES:
Research and development	$4,591	$1,942	$2,649	136%
General and administrative	2,347	1,324	1,023	77%
Total operating expenses	6,938	3,266	3,672	112%

Loss from operations	(6,938)	(3,266)	(3,672)	-112%

Other income (expense), net:
Interest expense	—	(883)	883	100%
Change in fair value of warrant liability	—	(1,581)	1,581	100%
Change in fair value of derivative liability	—	121	(121)	-100%
Interest and other income, net	6	1	5	500%
Other income (expense), net	6	(2,342)	2,348	100%

Net loss	(6,932)	(5,608)	(1,324)	-24%

Accretion and dividends on redeemable convertible preferred stock	—	(2,489)	2,489	100%

Net loss attributable to common stockholders	$(6,932)	$(8,097)	$1,165	14%
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(1.01)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,744,004	8,049,048

Research and Development

Research and development expenses totaled $4.6 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. This increase of $2.7 million was due primarily to the growth of the Company and its activities. Research and development expenses for the three months ended March 31, 2022 included expenses related to employee compensation of $2.5 million, other professional fees of $1.7 million, research and laboratory expenses of $0.3 million, and other expenses of $0.1 million. Research and development expenses for the three months ended March 31, 2021 included expenses related to employee compensation of $0.8 million, research and laboratory expenses of $0.2 million, and other professional fees of $0.9 million.

General and Administrative

General and administrative expenses totaled $2.3 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. This increase of $1 million was due primarily to the growth of the Company and its activities. General and administrative expenses for the three months ended March 31, 2022 included expenses related to employee and board of director compensation of $1.2 million, professional and consulting fees of $0.7 million, and other expenses of $0.4 million. General and administrative expenses for the three months ended March 31, 2021 included expenses related to employee and board of director compensation of $0.8 million and professional and consulting fees of $0.5 million.

Loss from Operations

Loss from operations was $6.9 million for the three months ended March 31, 2022, as compared to $3.3 million for the three months ended March 31, 2021.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2022 was a net other income of $6,000 as compared to a net other expense of $2.3 million for the three months ended March 31, 2021. Other income (expense), net for the three months ended March 31, 2022 included only interest and other income, net. Other income (expense), net for the three months ended March 31, 2021 included interest expense of $0.8 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes, the change in the fair value of the warrant liability of $1.6 million and interest and other income of $1,000, offset by $0.1 million related to the change in fair value of the derivative liability.

Net Loss

As a result of the foregoing, net loss was $6.9 million for the three months ended March 31, 2022, as compared to $5.6 million for the three months ended March 31, 2021.

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

At March 31, 2022 and December 31, 2021, we had cash and cash equivalents and short-term investments of $27.7 million and $33.6 million, respectively, available to fund our ongoing business activities. We believe that our cash and cash equivalents and short-term investments as of March 31, 2022 will be sufficient to fund our projected operating requirements for at least 12 months. However, such cash and cash equivalents and short-term investments are not expected to be sufficient to enable us to complete the development and commercialization of our proposed planned solution. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	advance the engineering design and development of our proposed wearable and other potential products;

●	prepare applications required for marketing approval of our proposed planned solution in the United States;

●	develop our plans for manufacturing, distributing and marketing our proposed wearable and other potential products; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development, planned commercialization efforts and our operation as a public company.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(5,782)	$(4,040)
Net cash provided by (used in) investing activities	6,549	(11)
Net cash provided by financing activities	—	45,095
Net increase in cash and cash equivalents	$767	$41,044

Operating Activities

During the three months ended March 31, 2022, the Company used cash of $5.8 million in operating activities, as compared to $4.0 million used in operating activities during the three months ended March 31, 2021.

The $5.8 million used in operating activities during the three months ended March 31, 2022 was primarily attributable to our net loss of $6.9 million during the period and changes in our operating assets and liabilities totaling $0.3 million. These items were offset by non-cash items, including stock-based compensation of $0.7 million and accretion of discount on short-term investments of $0.1 million.

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

Investing Activities

During the three months ended March 31, 2022 the Company was provided cash of $6.5 million in investing activities, consisting of $6.5 million from maturities of short-term investments.

During the three months ended March 31, 2021 the Company used cash of $11,000 in investing activities, consisting of $11,000 for the purchase of office and laboratory equipment.

Financing Activities

During the three months ended March 31, 2022, the Company did not have any cash activities from financing activities.

During the three months ended March 31, 2021, the Company was provided cash of $45.1 million from financing activities, comprised of $45.0 million from the net proceeds of our initial public offering and $0.1 million from the issuance of common stock.

Off-Balance Sheet Transactions

At March 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022, the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified one material weakness in our internal control over financial reporting at March 31, 2022 related to ineffective design and operation of our financial close and reporting controls. Specifically, we did not design and maintain effective controls over certain account reviews and analyses and certain information technology general controls. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2021 Form 10-K. There have been no material changes to the risk factors described in the 2021 Form 10-K.

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

Recent Sales of Unregistered Securities

Pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception, during the quarter ended March 31, 2022, we issued options to purchase an aggregate of 720,000 shares of common stock to certain new hire employees at an exercise price of $2.60 per share. The shares underlying these options will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

MOVANO INC.

Date: May 12, 2022	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: May 12, 2022	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)