Form 10-Q
period 2022-06-30
Movano Inc.
filed 2022-08-15
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of August 12, 2022, there were 32,819,060 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$17,089	$17,675
Short-term investments	4,214	15,921
Payroll tax credit, current portion	379	166
Prepaid expenses and other current assets	1,289	1,296
Total current assets	22,971	35,058
Property and equipment, net	474	529
Payroll tax credit, noncurrent portion	417	630
Other assets	530	48
Total assets	$24,392	$36,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$753	$311
Other current liabilities	2,635	2,907
Total current liabilities	3,388	3,218
Noncurrent liabilities:
Early exercised stock option liability	205	281
Other noncurrent liabilities	302	36
Total noncurrent liabilities	507	317
Total liabilities	3,895	3,535

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized at June 30, 2022 and December 31, 2021; 32,818,060 and 32,772,060 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	99,077	97,506
Accumulated other comprehensive loss	(15)	(11)
Accumulated deficit	(78,568)	(64,768)
Total stockholders’ equity	20,497	32,730
Total liabilities and stockholders’ equity	$24,392	$36,265

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING EXPENSES:
Research and development	$4,112	$3,183	$8,703	$5,125
General and administrative	2,734	1,863	5,081	3,187
Total operating expenses	6,846	5,046	13,784	8,312

Loss from operations	(6,846)	(5,046)	(13,784)	(8,312)

Other income (expense), net:
Interest expense	—	—	—	(883)
Change in fair value of warrant liability	—	—	—	(1,581)
Change in fair value of derivative liability	—	—	—	121
Forgiveness of Paycheck Protection Program Loan	—	351	—	351
Interest and other income (expense), net	(22)	8	(16)	9
Other income (expense), net	(22)	359	(16)	(1,983)

Net loss	(6,868)	(4,687)	(13,800)	(10,295)

Accretion and dividends on redeemable convertible preferred stock	—	—	—	(2,489)
Net loss attributable to common stockholders	$(6,868)	$(4,687)	$(13,800)	$(12,784)

Net loss	$(6,868)	$(4,687)	$(13,800)	$(10,295)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	15	(1)	(4)	(1)
Total comprehensive loss	$(6,853)	$(4,688)	$(13,804)	$(10,296)

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.15)	$(0.42)	$(0.64)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,793,907	32,017,335	32,769,093	20,099,402

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
Three Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2022	—	$—	—	$—	32,772,060	$3	$98,261	$(30)	$(71,700)	$26,534
Stock-based compensation	—	—	—	—	—	—	761	—	—	761
Issuance of common stock upon exercise of options	—	—	—	—	46,000	—	19	—	—	19
Vesting of early exercised stock options	—	—	—	—	—	—	36	—	—	36
Other comprehensive gain	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	(6,868)	(6,868)
Balance at June 30, 2022	—	$—	—	$—	32,818,060	$3	$99,077	$(15)	$(78,568)	$20,497

	Redeemable Convertible
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
Six Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	32,772,060	$3	$97,506	$(11)	$(64,768)	$32,730
Stock-based compensation	—	—	—	—	—	—	1,476	—	—	1,476
Issuance of common stock upon exercise of options	—	—	—	—	46,000	—	19	—	—	19
Vesting of early exercised stock options	—	—	—	—	—	—	76	—	—	76
Other comprehensive loss	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(13,800)	(13,800)
Balance at June 30, 2022	—	$—	—	$—	32,818,060	$3	$99,077	$(15)	$(78,568)	$20,497

	Redeemable Convertible
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
Three Months Ended June 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2021	—	$—	—	$—	32,772,060	$3	$95,882	$—	$(48,603)	$47,282
Stock-based compensation	—	—	—	—	—	—	340	—	—	340
Vesting of early exercised stock options	—	—	—	—	—	—	36	—	—	36
Other comprehensive loss	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(4,687)	(4,687)
Balance at June 30, 2021	—	$—	—	$—	32,772,060	$3	$96,258	$(1)	$(53,290)	$42,970

	Redeemable Convertible
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
Six Months Ended June 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance at December 31, 2020	2,692,253	$13,856	4,942,319	$18,962	6,393,069	$1	$—	$—	$(40,881)	$(40,880)
Stock-based compensation	—	—	—	—	—	—	695	—	—	695
Accretion of Series A and Series B redeemable convertible preferred stock	—	686	—	1,803	—	—	(2,489)	—	—	(2,489)
Issuance of common stock upon exercise of options	—	—	—	—	134,541	—	49	—	—	49
Vesting of early exercised stock options	—	—	—	—	—	—	74	—	—	74
Reclassification of negative additional paid-in capital	—	—	—	—	—	—	2,114	—	(2,114)	—
Conversion of preferred stock to common stock upon initial public offering net of issuance costs	(2,692,253)	(14,542)	(4,942,319)	(20,765)	11,436,956	1	35,306	—	—	35,307
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	9,775,000	1	41,924	—	—	41,925
Issuance of underwriter warrants upon initial public offering	—	—	—	—	—	—	2,349	—	—	2,349
Reclassification of liability-classified warrants upon initial public offering	—	—	—	—	—	—	3,130	—	—	3,130
Conversion of convertible promissory notes and accrued interest upon initial public offering	—	—	—	—	5,015,494	—	12,550	—	—	12,550
Issuance of common stock for nonemployee services	—	—	—	—	17,000	—	85	—	—	85
Beneficial conversion feature upon issuance of convertible promissory note	—	—	—	—	—	—	471	—	—	471
Other comprehensive loss	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(10,295)	(10,295)
Balance at June 30, 2021	—	$—	—	$—	32,772,060	$3	$96,258	$(1)	$(53,290)	$42,970

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,800)	$(10,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73	18
Forgiveness of Paycheck Protection Program loan	—	(351)
Stock-based compensation	1,476	695
Noncash lease expense	(6)	—
Accretion of debt discount on convertible promissory notes	—	772
Accrued interest on convertible promissory notes	—	115
Accretion of discount on short-term investments	93	21
Non-employee services under convertible promissory notes	—	50
Compensation of non-employee services upon issuance of common stock	—	74
Change in fair value of derivative liability	—	(121)
Change in fair value of warrant liability	—	1,581
Loss on disposal of property and equipment	44	—
Changes in operating assets and liabilities:
Payroll tax credit	—	88
Prepaid expenses and other current assets	7	(1,008)
Other assets	(5)	(45)
Accounts payable	442	5
Other current and noncurrent liabilities	(477)	629
Net cash used in operating activities	(12,153)	(7,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62)	(304)
Purchases of short-term investments	—	(13,424)
Maturities of short-term investments	11,610	—
Net cash provided by / (used in) investing activities	11,548	(13,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	19	76
Proceeds from issuance of shares upon Initial Public Offering - net of issuance costs	—	45,019
Net cash provided by financing activities	19	45,095

Net (decrease) / increase in cash and cash equivalents	(586)	23,595
Cash and cash equivalents at beginning of period	17,675	5,710
Cash and cash equivalents at end of period	$17,089	$29,305

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Series A redeemable convertible preferred stock	$—	$686
Accretion of Series B redeemable convertible preferred stock	$—	$1,803
Conversion of preferred stock to common stock upon initial public offering	$—	$35,307
Reclassification of liability-classified warrants upon initial public offering	$—	$3,130
Issuance of underwriter warrants upon initial public offering	$—	$2,349
Issuance of convertible promissory notes for completion of non-employee services	$—	$500
Beneficial conversion feature upon issuance of convertible promissory note	$—	$471
Conversion of convertible promissory notes upon initial public offering	$—	$12,550
Vesting of common stock issued upon early exercise	$76	$74
Issuance of common stock for non-employee services	$—	$11
Reclassification of deferred offering costs upon initial public offering	$—	$497
Property and equipment purchase in accounts payable	$25	$—

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

Note 1 – Business Organization, Nature of Operations

Movano Inc. (the “Company”, “Movano”, “we”, “us” or “our”) was incorporated in Delaware on January 30, 2018 as Maestro Sensors Inc. and changed its name to Movano Inc. on August 3, 2018. The Company is in the development-stage and is developing a platform to deliver purpose-driven healthcare solutions at the intersection of medtech and consumer devices. Movano’s mission is to empower and inspire consumers to live a healthier, happier life.

The Company’s solutions are being developed to provide vital health information, including heart rate, HRV, sleep, respiration rate, temperature, blood oxygen saturation, steps, calories as well as glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve their quality of life.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the six months ended June 30, 2022.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology. As of June 30, 2022, the Company had not yet completed the development of its product and had not yet recorded any revenues.

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

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through June 30, 2022, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $78.6 million as of June 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its product or any commercialization efforts. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying interim condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

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

The results of operations for the three six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for the purchased marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale short-term investments at fair value. The Company reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be credit-related, which are recorded as other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and reports an allowance for credit losses in short-term investments on the balance sheet, if any. The Company determines any realized gains or losses on the sale of short-term investments on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and short-term investments is recorded in interest and other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss and was insignificant during the three and six months ended June 30, 2022 and 2021.

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

For the three months and six months ended June 30, 2022 and 2021

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and six months ended June 30, 2022 and 2021.

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

Stock-Based Compensation

The Company measures equity classified stock-based awards granted to employees, non-employee directors, and nonemployees based on the estimated grant date fair value of the awards. For stock-based awards with only service conditions, compensation expense is recognized over the requisite service period, which is generally the vesting period of the respective award, using the straight-line method. For stock-based awards that include performance conditions, compensation expense is not recognized until the performance condition is probable to occur. The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock-based awards. The Black-Scholes option pricing model requires the Company to make assumptions and judgements about the variables used in the calculations, including the fair value of common stock, expected term, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend yield. The Company accounts for forfeitures of stock-based awards as they occur.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

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

Operating lease right of use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Adoption of the new standard resulted in the recording of operating lease liabilities of $429,000 and ROU assets of $380,000 as of January 1, 2022. The difference between the ROU assets and lease liabilities represents the net book value of deferred rent recognized as of December 31, 2021, which was adjusted against the ROU asset upon adoption. The ROU asset is included in other assets on the Company’s condensed consolidated balance sheet. At adoption, operating lease liabilities of $166,000 and $263,000, respectively, were included in other current liabilities and other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

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

For the three months and six months ended June 30, 2022 and 2021

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

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. On December 31, 2020, the warrants related to the Series A preferred stock issuance, the Series B preferred stock issuance, and the convertible promissory notes and the derivative liability related to the issuance of convertible promissory notes were classified within level 3 of the valuation hierarchy. However, these instruments are not present on March 31, 2021 in light of accounting ramifications of the IPO, which are discussed further in Note 7 and Note 8.

The carrying amounts of prepaid expenses, payroll tax credit, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands).

Fair Value Measurements

	June 30, 2022
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$15,620	$15,620	$—	$—
Total cash equivalents	$15,620	$15,620	$—	$—

Short-term investments:
Certificates of deposit	$249	$—	$249	$—
Commercial paper	550	—	550	—
Corporate notes	3,415	—	3,415	—
Municipal bonds	—	—	—	—
Total short-term investments	$4,214	$—	$4,214	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$16,830	$16,830	$—	$—
Total cash equivalents	$16,830	$16,830	$—	$—

Short-term investments:
Certificates of deposit	$250	$—	$250	$—
Commercial paper	2,210	—	2,210	—
Corporate notes	12,024	—	12,024	—
Municipal bonds	1,437	—	1,437	—
Total short-term investments	$15,921	$—	$15,921	$—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

Note 4 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents:
Cash	$1,469	$845
Money market funds	15,620	16,830
Total cash and cash equivalents	$17,089	$17,675

Short-term investments:
Certificates of deposit	$249	$250
Commercial paper	550	2,210
Corporate notes	3,415	12,024
Municipal bonds	—	1,437
Total short-term investments	$4,214	$15,921

The contractual maturities of short-term investments classified as available-for-sale as of June 30, 2022 were as follows (in thousands):

June 30, 2022

Due within one year	$4,214
Due after one year through five years	—
Total	$4,214

The following table summarizes the unrealized gains and losses related to short-term investments classified as available-for-sale on the Company’s condensed consolidated balance sheet (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Short-term investments:
Certificates of deposit	$250	$—	$(1)	$249
Commercial paper	550	—		550
Corporate notes	3,429	—	(14)	3,415
Municipal bonds	—	—	—	—
Total short-term investments	$4,229	$—	$(15)	$4,214

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Short-term investments:
Certificates of deposit	$250	$—	$—	$250
Commercial paper	2,210	—	—	2,210
Corporate notes	12,035	—	(11)	12,024
Municipal bonds	1.437	—	—	1,437
Total short-term investments	$15,932	$—	$(11)	$15,921

As of June 30, 2022 and December 31, 2021, the gross unrealized loss on available-for-sale short-term investments was immaterial and there were no expected credit losses related to the Company’s available-for-sale debt securities. The Company has determined that all unrealized losses are temporary. As of June 30, 2022 and December 31, 2021, no allowance for credit losses in short-term investments was recorded.

No sales of available-for-sale short-term investments occurred during the three and six months ended June 30, 2022 and 2021.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

Note 5 – Property and Equipment

Property and equipment, net, as of June 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Office equipment and furniture	$263	$237
Software	131	115
Test equipment	233	278
Total property and equipment	627	630
Less: accumulated depreciation	(153)	(101)
Total property and equipment, net	$474	$529

Total depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2022 was approximately $38,000 and $73,000, respectively. Total depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2021 was approximately $17,000 and $18,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development	$199	$289
Accrued compensation	1,562	2,211
Accrued vacation	353	276
Lease liabilities, current portion	218	—
Other	303	131
	$2,635	$2,907

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

For the three months and six months ended June 30, 2022 and 2021

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

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

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

The sum of the fair value of the warrants, the fair value of the embedded redemption derivative liability, issuance costs, BCF and commission payments for the Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and six months ended June 30, 2021, the Company recognized interest expense of approximately $0 and $0.8 million, respectively, from the accretion of those debt discounts.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

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

The changes in the fair value of the derivative liability for the three and six months ended June 30, 2021 was the same and is presented as follows (in thousands):

	December 31,	Fair Value at	Change in	June 30,
Warrant Issuance	2020	issuance date	fair value	2021
Derivative liability	$121	—	(121)	$—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

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

Upon the IPO, the redeemable convertible preferred stock converted in to 11,436,956 shares of common stock and no shares of redeemable convertible preferred stock remain outstanding.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

Note 9 – Common Stock

As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 75,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 32,818,060 and 32,772,060 shares were outstanding.

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

At the IPO date, the Company issued 17,000 shares of common stock for nonemployee services valued at $85,000.

Common stock reserved for future issuance at June 30, 2022 is summarized as follows:

Warrants to purchase common stock	1,938,143
Stock options outstanding	6,869,512
Stock options available for future grants	6,791,447
Total	15,599,102

Restricted Stock Purchase Agreements

In 2018, 400,000 shares were issued to the Company’s founder at inception pursuant to a Restricted Stock Purchase Agreement. The Restricted Stock Purchase Agreement stipulates that in the event of the voluntary or involuntary termination of the Company’s founder’s continuous service status for any reason (including death or disability), with or without cause, the Company or its assignees(s) shall have an option (“Repurchase Option”) to repurchase all or any portion of the shares held by the Purchaser as of the termination date which have not yet been released from the Company’s Repurchase Option at the original purchase price of $0.0125 per share. Shares are to be released from the Repurchase Option over four years. The initial 12/48ths of the shares were released on January 30, 2019, and an additional 1/48th of the shares are being released monthly thereafter. As of June 30, 2022 and December 31, 2021, none and 8,333 of the shares issued to the Company’s founder remain subject to the Repurchase Option, respectively. These shares were originally purchased by the Company’s founder at $0.0125 per share.

In 2018, 3,640,000 shares were also issued pursuant to a Restricted Stock Purchase Agreement. The holders of these shares are considered related parties of the Company because the holders are directly related either to the founder or to the legal counsel of the Company. The same terms described above apply to these issuances. As of June 30, 2022 and December 31, 2021, none and 75,833 of the shares issued to these holders remain subject to the Repurchase Option, respectively. These shares were originally purchased by the holders at $0.0125 per share.

Early Exercised Stock Option Liability

During the three and six months ended June 30, 2022, no shares were issued upon the early exercise of common stock options. During the three and six months ended June 30, 2021, none and 50,000 shares, respectively, were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements.

As of June 30, 2022 and December 31, 2021, the Company has recorded a repurchase liability for approximately $205,000 and $281,000 for 410,522 and 567,397 shares that remain unvested, respectively. The weighted average remaining vesting period is approximately 1.6 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

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

For the three months and six months ended June 30, 2022 and 2021

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

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2022:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2021	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, June 30, 2022	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	—	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	—	956,973	March 2026
			1,938,143	—	—	—	—	1,938,143

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2021:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2020	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, June 30, 2021	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	242,847	—	—	—	50,195	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	—	52,500	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	414,270	—	—	—	49,528	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	214,050	—	—	(42,220)	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	—	956,973	—	—	—	956,973	March 2026
			871,167	1,009,473	—	(42,220)	99,723	1,938,143

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

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

For the three months and six months ended June 30, 2022 and 2021

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

There were no warrants classified as liabilities outstanding as of June 30, 2022 and December 31, 2021.

The changes in fair value of the outstanding warrants classified as liabilities for the six months ended June 30, 2021 were as follows (in thousands):

Warrant Issuance	Warrant liability, December 31, 2020	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Reclassified to additional paid-in capital	Warrant liability, June 30, 2021
Preferred A Placement Warrants	$518	$—	$—	$575	$(1,093)	$—
Preferred B Placement Warrants	708	—	—	800	(1,508)	—
Convertible Notes Placement Warrants	323	-	-	206	(529)	—
	$1,549	$—	$—	$1,581	$(3,130)	$—

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

Warrants Classified as Equity

Certain warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model with the following assumptions. The fair value as determined at the issuance date is recorded as an issuance cost of the related stock. There were no warrants classified as equity issued during the three and six months ended June 30, 2022, nor during the three months ended June 30, 2021. Those warrants and the assumptions used to calculate the fair value at issuance are as follows for the warrants issued during the six months ended June 30, 2021:

	Black-Scholes Fair Value Assumptions
Warrant Issuance	Issuance Date	Fair Value (in ooo’s)	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Underwriter Warrants	March 2021	$2,349	—%	52.58%	0.82%	5.0 years

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

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

On April 15, 2022, the Board approved, subject to stockholder approval, an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan from 7,400,000 to 13,400,000. On June 21, 2022, the stockholders approved this increase.

As of June 30, 2022, the Company had 5,561,447 shares available for future grant pursuant to the 2019 Plan.

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

During the six months ended June 30, 2022, awards totaling 1,015,000 were issued under the Inducement Plan. The exercise price was $2.60 per share for 720,000 of the inducement stock option awards and for $2.54 for 295,000 of the inducement stock option awards. All of the inducement stock option awards remain unvested at June 30, 2022.

As of June 30, 2022, the Company had 1,230,000 shares available for future grant under the Inducement Plan.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

Stock Options

Stock option activity for the six months ended June 30, 2022 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2021	5,592,137	$2.29	8.6 years	$9,912
Granted	1,670,000	$2.84
Exercised	(47,000)	$0.41
Cancelled	(345,625)	$3.37
Outstanding at June 30, 2022	6,869,512	$2.38	8.5 years	$4,924

Exercisable as of June 30, 2022	3,362,341	$1.57	8.1 years	$4,035

Vested and expected to vest as of June 30, 2022	6,719,312	$2.36	8.5 years	$4,824

The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2021, was $1.43 and $2.80, respectively. During the six months ended June 30, 2022 and 2021, 47,000 and 134,531 options were exercised for proceeds of $19,000 and $76,000, respectively. The fair value of the 1,006,430 and 402,939 options that vested during the six months ended June 30, 2022 and 2021 was approximately $2.0 million and $0.3 million, respectively.

On June 21, 2022, the Company granted an award of 100,000 options to the Company’s founder at an exercise price of $5.00 per share. The options will vest in full upon the shipment of 20,000 product units on or before June 30, 2023. If the shipments have not occurred by June 30, 2023, the options will be cancelled and forfeited. As of June 30, 2022, the Company has not recognized stock compensation expense related to this award as the successful achievement of the performance conditions is not yet probable.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the six months ended June 30, 2022 and 2021.

	The Six Months Ended June 30,
	2022	2021
Dividend yield	—%	—%
Expected volatility	61.86%	67.61%
Risk-free interest rate	2.38%	0.74%
Expected life	6.06 years	6.05 years

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

The Company has recorded stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$301	$171	$607	$250
General and administrative	460	169	869	445
	$761	$340	$1,476	$695

As of June 30, 2022, unamortized compensation expense related to unvested stock options was approximately $8.04 million, which is expected to be recognized over a weighted average period of 2.7 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

Note 12 – Commitments and Contingencies

Operating Leases

As of June 30, 2022, the Company had one office lease for the corporate headquarters and laboratory space.

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

On April 22, 2022, the Company executed an amendment to its corporate office lease agreement for additional corporate office space. The lease term for the additional space is 36 months from the expansion commencement date of June 23, 2022. The base rent is approximately $5,100 per month for the first twelve months, with subsequent escalation provisions for future months. The Company paid an additional security deposit of approximately $5,500.

On January 1, 2022, the Company adopted ASC 842. Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases. Upon adoption, the Company recognized ROU assets of $380,000 and corresponding lease liabilities of $429,000 for the one operating lease of the Company at the adoption date.

The components of lease expense and supplemental cash flow information related to leases as of and for the three and six months ended June 30, 2022 are as follows (in thousands):

Operating leases	As of June 30, 2022
Right-of-use assets	$477
Operating lease liabilities - short-term	$218
Operating lease liabilities - long-term	$302

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022

Lease Cost:
Operating lease cost	$48	$93

Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$48	$90
Weighted average remaining lease term - operating leases (in years)	2.5	2.5
Average discount rate - operating lease	10.00%	10.00%

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

Future minimum lease payments for the operating lease are as follows as  of June 30, 2022 (in thousands):

For the years ending December 31,

2022	$118
2023	242
2024	203
2025	27
Total lease payments	590
Less: Interest	(70)
Total operating lease liability	$520

Rent expense for the three and six months ended June 30 2021 was $34,000 and $48,000, respectively.

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

No amounts associated with such indemnifications have been recorded as of June 30, 2022.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2022 and 2021

(Unaudited)

Note 13 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table computes the computation of the basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2022 and 2021 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss and comprehensive loss	$(6,868)	$(4,687)	$(13,800)	$(10,295)
Accretion and dividends on redeemable convertible preferred stock	—	—	—	(2,489)
Net loss attributable to common stockholders	$(6,868)	$(4,687)	$(13,800)	$(12,784)
Denominator:
Weighted-average common shares outstanding	32,793,907	32,017,335	32,769,093	20,099,402

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.15)	$(0.42)	$(0.64)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2022 and 2021 because including them would have been antidilutive are as follows:

	Six Months Ended June 30,
	2022	2021
Non-vested shares under restricted stock grants	—	589,167
Shares subject to options to purchase common stock	6,719,312	4,717,637
Shares subject to warrants to purchase common stock	1,938,143	1,938,143
Total	8,657,455	7,244,947

For the three and six months ended June 30, 2022 and 2021, performance based option awards for 150,200 and 50,200 shares of common stock, respectively, are not included in in the table above or considered in the calculation of diluted earnings per share until the performance conditions of the option award are considered probable by the Company.

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

On August 8, 2022, the Company approved common stock option awards covering a total of 255,000 shares of common stock to non-executive employees.

On August 15, 2022, the Company entered into an At-the-Market Issuance Agreement (the “Issuance Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”). Pursuant to the terms of the Issuance Agreement, the Company may sell from time to time through the Sales Agent shares of the Company’s common stock having an aggregate offering price of up to $50,000,000 (the “Shares”). Sales of Shares, if any, may be made by means of transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including block trades, ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or by any other method permitted by law.

Under the terms of the Issuance Agreement, the Company may also sell Shares to the Sales Agent as principal for its own accounts at a price to be agreed upon at the time of sale. Any sale of Shares to the Sales Agent as principal would be pursuant to the terms of a separate terms agreement between the Company and the Sales Agent.

The Company has no obligation to sell any of the Shares under the Issuance Agreement and may at any time suspend solicitation and offers under the Issuance Agreement.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	the impact of the COVID-19 on our business and local and global economic conditions;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	our dependence on the successful commercialization of our proposed solution;

●	our dependence on third parties to design, manufacture, market and distribute our proposed products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our planned solution;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures; and

●	our success at managing the risks involved in the foregoing items.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates.”

Results of Operations

Three and six months ended June 30, 2022 and 2021

Our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 as discussed herein are presented below.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except share and per share data)				(in thousands, except share and per share data)
OPERATING EXPENSES:
Research and development	$4,112	$3,183	$929	29%	$8,703	$5,125	$3,578	70%
General and administrative	2,734	1,863	871	47%	5,081	3,187	1,894	59%
Total operating expenses	6,846	5,046	1,800	36%	13,784	8,312	5,472	66%

Loss from operations	(6,846)	(5,046)	(1,800)	(36)%	(13,784)	(8,312)	(5,472)	(66)%

Other income (expense), net:
Interest expense	—	—	—		—	(883)	883	100%
Change in fair value of warrant liability	—	—	—		—	(1,581)	1,581	100%
Change in fair value of derivative liability	—	—	—		—	121	(121)	(100)%
Forgiveness of Paycheck Protection Program Loan	—	351	(351)	100%	—	351	(351)	100%
Interest and other income (expense), net	(22)	8	(30)	(375)%	(16)	9	(25)	(278)%
Other income (expense), net	(22)	359	(381)	106%	(16)	(1,983)	1,967	99%

Net loss	(6,868)	(4,687)	(2,181)	(47)%	(13,800)	(10,295)	(3,505)	(34)%

Accretion and dividends on redeemable convertible preferred stock	—	—	—		—	(2,489)	2,489	(100)%

Net loss attributable to common stockholders	$(6,868)	$(4,687)	$(2,181)	(47)%	$(13,800)	$(12,784)	$(1,016)	(8)%

Research and Development

Research and development expenses totaled $4.1 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively. This increase of $0.9 million was due primarily to the growth of the Company and its activities. Research and development expenses for the three months ended June 30, 2022 included expenses related to employee compensation of $2.2 million, other professional fees of $1.2 million, research and laboratory expenses of $0.5 million, and other expenses of $0.2 million. Research and development expenses for the three months ended June 30, 2021 included expenses related to employee compensation of $1.7 million, tolls and equipment expenses of $0.2 million, other professional fees of $1.2 million, and other expenses of $0.1 million.

Research and development expenses totaled $8.7 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively. This increase of $3.6 million was due primarily to the growth of the Company and its activities. Research and development expenses for the six months ended June 30, 2022 included expenses related to employee compensation of $4.6 million, other professional fees of $ 2.8 million, research and laboratory expenses of $0.8 million, and other expenses of $0.5 million. Research and development expenses for the six months ended June 30, 2021 included expenses related to employee compensation of $2.5 million, tools and equipment expenses of $0.4 million, other professional fees of $2.1 million, and other expenses of $0.1 million.

General and Administrative

General and administrative expenses totaled $2.7 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively. This increase of $0.8 million was due primarily to the growth of the Company and its activities. General and administrative expenses for the three months ended June 30, 2022 included expenses related to employee and board of director compensation of $1.5 million, professional and consulting fees of $0.6 million, and other expenses of $0.6 million. General and administrative expenses for the three months ended June 30, 2021 included expenses related to employee and board of director compensation of $1.0 million, professional and consulting fees of $0.4 million, and other expenses of $0.5 million.

General and administrative expenses totaled $5.1 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively. This increase of $1.9 million was due primarily to the growth of the Company and its activities. General and administrative expenses for the six months ended June 30, 2022 included expenses related to employee and board of director compensation of $2.7 million, professional and consulting fees of $1.3 million, and other expenses of $1.1 million. General and administrative expenses for the six months ended June 30, 2021 included expenses related to employee and board of director compensation of $1.8 million, professional and consulting fees of $0.9 million, and other expenses of $0.5 million.

Loss from Operations

Loss from operations was $6.8 million for the three months ended June 30, 2022, as compared to $5.0 million for the three months ended June 30, 2021.

Loss from operations was $13.8 million for the six months ended June 30, 2022, as compared to $8.3 million for the six months ended June 30, 2021.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2022 was a net other expense of $22,000 as compared to a net other income of $0.4 million for the three months ended June 30, 2021. Other income (expense), net for the three months ended June 30, 2022 included interest and other income, net and loss on the disposal of property and equipment. Other income (expense), net for the three months ended June 30, 2021 included primarily forgiveness of Paycheck Protection Program Loan of $0.4 million.

Other income (expense), net for the six months ended June 30, 2022 was a net other expense of $16,000 as compared to a net other expense of $2.0 million for the six months ended June 30, 2021. Other income (expense), net for the six months ended June 30, 2022 included interest and other income, net and loss on the disposal of property and equipment. Other income (expense), net for the six months ended June 30, 2021 included interest expense of $0.9 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes, $1.6 million related to the change in fair value of the warrant liability, $0.1 million related to the change in the fair value of the derivative liability, and forgiveness of the Paycheck Protection Program Loan of $0.4 million.

Net Loss

As a result of the foregoing, net loss was $6.9 million for the three months ended June 30, 2022, as compared to $4.7 million for the three months ended June 30, 2021.

As a result of the foregoing, net loss was $13.8 million for the six months ended June 30, 2022, as compared to $10.3 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, we had cash, cash equivalents and short-term investments totaling $21.3 million. During the six months ended June 30, 2022, the Company used $12.2 million of cash in our operating activities. The cash and short-term investments are not expected to be sufficient to enable us to complete the development and commercialization of our proposed planned solution. We have executed an at the market issuance agreement for $50 million which we will use as needed to fund operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(12,153)	$(7,772)
Net cash provided by / (used in) investing activities	11,548	(13,728)
Net cash provided by financing activities	19	45,095
Net (decrease) / increase in cash and cash equivalents	$(586)	$23,595

Operating Activities

During the six months ended June 30, 2022, the Company used cash of $12.2 million in operating activities, as compared to $7.8 million used in operating activities during the six months ended June 30, 2021.

The $12.2 million used in operating activities during the six months ended June 30, 2022 was primarily attributable to our net loss of $13.8 million during the period and changes in our operating assets and liabilities totaling $33,000. These items were offset by non-cash items, including stock-based compensation of $1.5 million, accretion of discount on short-term investments of $0.1 million and loss on disposal of property and equipment of $44,000.

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

Investing Activities

During the six months ended June 30, 2022 the Company was provided cash of $11.5 million in investing activities, consisting primarily of $11.6 million from maturities of short-term investments.

During the six months ended June 30, 2021 the Company used cash of $13.7 million in investing activities, consisting of $13.4 million in purchases of marketable securities and $0.3 million for the purchase of office and laboratory equipment.

Financing Activities

During the six months ended June 30, 2022, the Company was provided cash of $19,000 from the issuance of common stock.

During the six months ended June 30, 2021, the Company was provided cash of $45.1 million from financing activities, comprised of $45.0 million from the net proceeds of our initial public offering and $0.1 million from the issuance of common stock.

Off-Balance Sheet Transactions

At June 30, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022, the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified one material weakness in our internal control over financial reporting at June 30, 2022 related to ineffective design and operation of our financial close and reporting controls. Specifically, we did not design and maintain effective controls over certain account reviews and analyses and certain information technology general controls. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

Pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception and Section 4(a)(2) under the Securities Act of 1933, during the three months ended June 30, 2022, we issued options to purchase an aggregate of 295,000 shares of common stock to certain new hire employees at an exercise price of $2.54 per share. The shares underlying these options will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The information set forth below is included herein for the purpose of providing disclosure under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

On August 15, 2022, the Company entered into an At the Market Issuance Agreement (the “Issuance Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”). Pursuant to the terms of the Issuance Agreement, the Company may sell from time to time through the Sales Agent shares of the Company’s common stock having an aggregate offering price of up to $50,000,000 (the “Shares”). Sales of Shares, if any, may be made by means of transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including block trades, ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or by any other method permitted by law. The Company intends to use the net proceeds from the offering, after deducting the Sales Agent’s commissions and the Company’s offering expenses, for general corporate purposes.

Under the terms of the Issuance Agreement, the Company may also sell Shares to the Sales Agent as principal for its own accounts at a price to be agreed upon at the time of sale. Any sale of Shares to the Sales Agent as principal would be pursuant to the terms of a separate terms agreement between the Company and the Sales Agent.

The Company has no obligation to sell any of the Shares under the Issuance Agreement and may at any time suspend solicitation and offers under the Issuance Agreement.

The Shares will be offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-264116), as supplemented by the prospectus supplement dated August 15, 2022.

The foregoing summary of the Issuance Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Issuance Agreement, which is attached as Exhibit 1.1 to this Quarterly Report on Form 10-Q and incorporated by reference into this Item 5.

A copy of the opinion of K&L Gates LLP relating to the legality of the issuance and sale of the Shares is attached as Exhibit 5.1 hereto.

Item 6. Exhibits

Exhibit Number	Description
1.1	At the Market Issuance Agreement, dated August 15, 2022 by and between the Company, as issuer, and B. Riley Securities, Inc. as sale agent (filed herewith)
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 25, 2021)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on March 10, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on March 10, 2021)
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on February 2, 2021)
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed on February 2, 2021)
4.6	Form of Warrant to Purchase Common Stock issued in 2020 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed on February 2, 2021)
5.1	Opinion of K&L Gates with respect to the Shares (filed herewith)
10.1	Amendment No. 1 to Movano Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022)*
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVANO INC.

Date: August 15, 2022	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: August 15, 2022	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)