Form 10-Q
period 2022-09-30
Movano Inc.
filed 2022-11-14
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 11, 2022, there were 33,616,189 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$15,945	$17,675
Short-term investments	822	15,921
Payroll tax credit, current portion	379	166
Prepaid expenses and other current assets	942	1,296
Total current assets	18,088	35,058
Property and equipment, net	460	529
Payroll tax credit, noncurrent portion	417	630
Other assets	488	48
Total assets	$19,453	$36,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$621	$311
Other current liabilities	3,746	2,907
Total current liabilities	4,367	3,218
Noncurrent liabilities:
Early exercised stock option liability	171	281
Other noncurrent liabilities	258	36
Total noncurrent liabilities	429	317
Total liabilities	4,796	3,535

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—

Common stock, $0.0001 par value, 75,000,000 shares authorized at September 30, 2022 and December 31, 2021; 33,492,251 and 32,772,060 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	101,829	97,506
Accumulated other comprehensive loss	(5)	(11)
Accumulated deficit	(87,170)	(64,768)
Total stockholders’ equity	14,657	32,730
Total liabilities and stockholders’ equity	$19,453	$36,265

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OPERATING EXPENSES:
Research and development	$5,146	$3,803	$13,849	$8,928
General and administrative	3,511	1,376	8,592	4,563
Total operating expenses	8,657	5,179	22,441	13,491

Loss from operations	(8,657)	(5,179)	(22,441)	(13,491)

Other income (expense), net:
Interest expense	—	—	—	(883)
Change in fair value of warrant liability	—	—	—	(1,581)
Change in fair value of derivative liability	—	—	—	121
Forgiveness of Paycheck Protection Program Loan	—	—	—	351
Interest and other income, net	55	6	39	15
Other income (expense), net	55	6	39	(1,977)

Net loss	(8,602)	(5,173)	(22,402)	(15,468)

Accretion and dividends on redeemable convertible preferred stock	—	—	—	(2,489)
Net loss attributable to common stockholders	$(8,602)	$(5,173)	$(22,402)	$(17,957)

Net loss	$(8,602)	$(5,173)	$(22,402)	$(15,468)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	7	(2)	(3)	(3)
Total comprehensive loss	$(8,595)	$(5,175)	$(22,405)	$(15,471)

Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.16)	$(0.68)	$(0.74)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,949,649	32,268,890	32,829,940	24,200,475

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock
	Series A		Series B		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
Three Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2022	—	$—	—	$—	32,818,060	$3	$99,077	$(15)	$(78,569)	$20,497
Stock-based compensation	—	—	—	—	—	—	797	—	—	797
Issuance of common stock, net of issuance costs	—	—	—	—	673,191	—	1,921	—	—	1,921
Issuance of common stock upon exercise of options	—	—	—	—	1,000	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	34	—	—	34
Other comprehensive gain	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(8,602)	(8,602)
Balance at September 30, 2022	—	$—	—	$—	33,492,251	$3	$101,829	$(5)	$(87,170)	$14,657

	Redeemable Convertible							Accumulated
	Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2021	—	$—	—	$—	32,772,060	$3	$96,258	$(1)	$(53,290)	$42,970
Stock-based compensation	—	—	—	—	—	—	552	—	—	552
Vesting of early exercised stock options	—	—	—	—	—	—	35	—	—	35
Other comprehensive loss	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(5,173)	(5,173)
Balance at September 30, 2021	—	$—	—	$—	32,772,060	$3	$96,845	$(3)	$(58,463)	$38,382

	Redeemable Convertible Preferred Stock						Additional	Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
Nine Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	32,772,060	$3	$97,506	$(11)	$(64,768)	$32,730
Stock-based compensation	—	—	—	—	—	—	2,273	—	—	2,273
Issuance of common stock, net of issuance costs	—	—	—	—	673,191	—	1,921	—	—	1,921
Issuance of common stock upon exercise of options	—	—	—	—	47,000	—	19	—	—	19
Vesting of early exercised stock options	—	—	—	—	—	—	110	—	—	110
Other comprehensive gain	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(22,402)	(22,402)
Balance at September 30, 2022	—	$—	—	$—	33,492,251	$3	$101,829	$(5)	$(87,170)	$14,657

	Redeemable Convertible Preferred Stock						Additional	Other		Total Stockholders’
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
Nine Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2020	2,692,253	$13,856	4,942,319	$18,962	6,393,069	$1	$—	$—	$(40,881)	$(40,880)
Stock-based compensation	—	—	—	—	—	—	1,247	—	—	1,247
Accretion of Series A and Series B redeemable convertible preferred stock	—	686	—	1,803	—	—	(2,489)	—	—	(2,489)
Issuance of common stock upon exercise of options	—	—	—	—	134,541	—	49	—	—	49
Vesting of early exercised stock options	—	—	—	—	—	—	109	—	—	109
Reclassification of negative additional paid-in capital	—	—	—	—	—	—	2,114	—	(2,114)	—
Conversion of preferred stock to common stock upon initial public offering, net of issuance costs	(2,692,253)	(14,542)	(4,942,319)	(20,765)	11,436,956	1	35,306	—	—	35,307
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	9,775,000	1	41,924	—	—	41,925
Issuance of underwriter warrants upon initial public offering	—	—	—	—	—	—	2,349	—	—	2,349
Reclassification of liability-classified warrants upon initial public offering	—	—	—	—	—	—	3,130	—	—	3,130
Conversion of convertible promissory notes and accrued interest upon initial public offering	—	—	—	—	5,015,494	—	12,550	—	—	12,550
Issuance of common stock for nonemployee services	—	—	—	—	17,000	—	85	—	—	85
Beneficial conversion feature upon issuance of convertible promissory note	—	—	—	—	—	—	471	—	—	471
Other comprehensive loss	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(15,468)	(15,468)
Balance at September 30, 2021	—	$—	—	$—	32,772,060	$3	$96,845	$(3)	$(58,463)	$38,382

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,402)	$(15,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109	40
Forgiveness of Paycheck Protection Program loan	—	(351)
Stock-based compensation	2,273	1,247
Noncash lease expense	(9)	—
Accretion of debt discount on convertible promissory notes	—	772
Accrued interest on convertible promissory notes	—	115
Accretion of discount on short-term investments	101	111
Non-employee services under convertible promissory notes	—	50
Compensation of non-employee services upon issuance of common stock	—	74
Change in fair value of derivative liability	—	(121)
Change in fair value of warrant liability	—	1,581
Loss on disposal of property and equipment	44	—
Changes in operating assets and liabilities:
Payroll tax credit	—	88
Prepaid expenses and other current assets	354	(672)
Other assets	(6)	(47)
Accounts payable	310	115
Other current and noncurrent liabilities	636	1,399
Net cash used in operating activities	(18,590)	(11,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84)	(322)
Purchases of short-term investments	—	(23,312)
Maturities of short-term investments	15,004	1,029
Net cash provided by (used in) investing activities	14,920	(22,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock – net of issuance costs	1,921	—
Issuance of common stock upon exercise of stock options	19	76
Proceeds from issuance of shares upon Initial Public Offering - net of issuance costs	—	45,019
Net cash provided by financing activities	1,940	45,095

Net (decrease) increase in cash and cash equivalents	(1,730)	11,423
Cash and cash equivalents at beginning of period	17,675	5,710
Cash and cash equivalents at end of period	$15,945	$17,133

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Series A redeemable convertible preferred stock	$—	$686
Accretion of Series B redeemable convertible preferred stock	$—	$1,803
Conversion of preferred stock to common stock upon initial public offering	$—	$35,307
Reclassification of liability-classified warrants upon initial public offering	$—	$3,130
Issuance of underwriter warrants upon initial public offering	$—	$2,349
Issuance of convertible promissory notes for completion of non-employee services	$—	$500
Beneficial conversion feature upon issuance of convertible promissory note	$—	$471
Conversion of convertible promissory notes upon initial public offering	$—	$12,550
Vesting of common stock issued upon early exercise	$110	$109
Issuance of common stock for non-employee services	$—	$11
Reclassification of deferred offering costs upon initial public offering	$—	$497
Property and equipment purchases in account payable	$—	$180

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

(Unaudited)

Note 1 – Business Organization, Nature of Operations

Movano Inc. (the “Company”, “Movano”, “Movano Health”, “we”, “us” or “our”) was incorporated in Delaware on January 30, 2018 as Maestro Sensors Inc. and changed its name to Movano Inc. on August 3, 2018. The Company is in the development-stage and is developing a platform to deliver purpose-driven healthcare solutions at the intersection of medical and consumer devices. Movano is on a mission to make medical grade data more accessible and actionable for all.

The Company’s solutions are being developed to provide vital health information, including heart rate, HRV, sleep, respiration rate, temperature, blood oxygen saturation, steps, calories as well as glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve their quality of life.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the nine months ended September 30, 2022.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology. As of September 30, 2022, the Company had not yet completed the development of its product and had not yet recorded any revenues.

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

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through September 30, 2022, the Company has relied primarily on the proceeds from equity offerings to finance its operations. Through September 30, 2022, the Company has received proceeds of approximately $1.9 million from an at-the-market issuance program, and an aggregate offering price amount of approximately $48 million remains available to be issued. (See Note 9.) The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $87.2 million as of September, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

For the three months and nine months ended September 30, 2022 and 2021

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

The results of operations for the three and nine months ended September, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

(Unaudited)

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for the purchased marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale short-term investments at fair value. The Company reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be credit-related, which are recorded as other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and reports an allowance for credit losses in short-term investments on the balance sheet, if any. The Company determines any realized gains or losses on the sale of short-term investments on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and short-term investments is recorded in interest and other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss and was insignificant during the three and nine months ended September 30, 2022 and 2021.

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

For the three months and nine months ended September 30, 2022 and 2021

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and nine months ended September 30, 2022 and 2021.

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

For the three months and nine months ended September 30, 2022 and 2021

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

For the three months and nine months ended September 30, 2022 and 2021

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

Fair Value Measurements

	September 30, 2022
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$11,550	$11,550	$—	$—
Total cash equivalents	$11,550	$11,550	$—	$—

Short-term investments:
Corporate notes	$822	$—	$822	$—
Total short-term investments	$822	$—	$822	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$16,830	$16,830	$—	$—
Total cash equivalents	$16,830	$16,830	$—	$—

Short-term investments:
Certificate of deposit	$250	$—	$250	$—
Commercial paper	2,210	—	2,210	—
Corporate notes	12,024	—	12,024	—
Municipal bonds	1,437	—	1,437	—
Total short-term investments	$15,921	$—	$15,921	$—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

(Unaudited)

Note 4 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents:
Cash	$4,395	$845
Money market funds	11,550	16,830
Total cash and cash equivalents	$15,945	$17,675

Short-term investments:
Certificate of deposit	$—	$250
Commercial paper	—	2,210
Corporate notes	822	12,024
Municipal bonds	—	1,437
Total short-term investments	$822	$15,921

The contractual maturities of short-term investments classified as available-for-sale as of September 30, 2022 were as follows (in thousands):

September 30,
2022

Due within one year	$822
Due after one year through five years	-
Total	$822

The following table summarizes the unrealized gains and losses related to short-term investments classified as available-for-sale on the Company’s condensed consolidated balance sheet (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Short-term investments:
Corporate notes	$827	$-	$(5)	$822
Total short-term investments	$827	$-	$(5)	$822

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Short-term investments:
Certificate of deposit	$250	$—	$—	$250
Commercial paper	2,210	—	—	2,210
Corporate notes	12,035	—	(11)	12,024
Municipal bonds	1.437	—	—	1,437
Total short-term investments	$15,932	$—	$(11)	$15,921

As of September 30, 2022 and December 31, 2021, the gross unrealized loss on available-for-sale short-term investments was immaterial and there were no expected credit losses related to the Company’s available-for-sale debt securities. The Company has determined that all unrealized losses are temporary. As of September 30, 2022 and December 31, 2021, no allowance for credit losses in short-term investments was recorded.

No sales of available-for-sale short-term investments occurred during the three and nine months ended September 30, 2022 and 2021.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

(Unaudited)

Note 5 – Property and Equipment

Property and equipment, net, as of September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Office equipment and furniture	$263	$237
Software	131	115
Test equipment	256	278
Total property and equipment	650	630
Less: accumulated depreciation	(190)	(101)
Total property and equipment, net	$460	$529

Total depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2022 was approximately $36,000 and $109,000, respectively. Total depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2021 was approximately $22,000 and $40,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development	$168	$289
Accrued compensation	2,592	2,211
Accrued vacation	343	276
Accrued consulting	251	—
Lease liabilities, current portion	216	—
Other	176	131
	$3,746	$2,907

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

For the three months and nine months ended September 30, 2022 and 2021

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

For the three months and nine months ended September 30, 2022 and 2021

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

For the three months and nine months ended September 30, 2022 and 2021

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

The changes in the fair value of the derivative liability for the three and nine months ended September 30, 2021 was the same and is presented as follows (in thousands):

	December 31,	Fair Value at	Change in	September 30,
Warrant Issuance	2020	issuance date	fair value	2021
Derivative liability	$121	—	(121)	$—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

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

Note 9 – Common Stock

As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 75,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 33,492,251 and 32,772,060 shares were outstanding, respectively.

Conversion of Redeemable Convertible Preferred Stock

In connection with the closing of the IPO, on March 25, 2021, the outstanding shares of the Company’s Series A and Series B redeemable convertible preferred stock were converted into 11,436,956 shares of the Company’s common stock.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

(Unaudited)

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

At-the-Market Issuance of Common Stock

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

During the three months ended September 30, 2022, the Company issued and sold an aggregate of 674,191 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $2.94 per share and received net proceeds of $1.9 million. As of September 30, 2022, an aggregate offering price amount of approximately $48 million remains available to be issued and sold under the Issuance Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at September 30, 2022 is summarized as follows:

September 30,
2022
Warrants to purchase common stock	1,938,143
Stock options outstanding	7,384,771
Stock options available for future grants	6,276,188
Total	15,599,102

Restricted Stock Purchase Agreements

In 2018, 400,000 shares were issued to the Company’s founder at inception pursuant to a Restricted Stock Purchase Agreement. The Restricted Stock Purchase Agreement stipulates that in the event of the voluntary or involuntary termination of the Company’s founder’s continuous service status for any reason (including death or disability), with or without cause, the Company or its assignees(s) shall have an option (“Repurchase Option”) to repurchase all or any portion of the shares held by the Purchaser as of the termination date which have not yet been released from the Company’s Repurchase Option at the original purchase price of $0.0125 per share. Shares are to be released from the Repurchase Option over four years. The initial 12/48ths of the shares were released on January 30, 2019, and an additional 1/48th of the shares are being released monthly thereafter. As of September 30, 2022 and December 31, 2021, none and 8,333 of the shares issued to the Company’s founder remain subject to the Repurchase Option, respectively. These shares were originally purchased by the Company’s founder at $0.0125 per share.

In 2018, 3,640,000 shares were also issued pursuant to a Restricted Stock Purchase Agreement. The holders of these shares are considered related parties of the Company because the holders are directly related either to the founder or to the legal counsel of the Company. The same terms described above apply to these issuances. As of September 30, 2022 and December 31, 2021, none and 75,833 of the shares issued to these holders remain subject to the Repurchase Option, respectively. These shares were originally purchased by the holders at $0.0125 per share.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

(Unaudited)

Early Exercised Stock Option Liability

During the three and nine months ended September 30, 2022, no shares were issued upon the early exercise of common stock options. During the three and nine months ended September 30, 2021, none and 50,000 shares, respectively, were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements.

As of September 30, 2022 and December 31, 2021, the Company has recorded a repurchase liability for approximately $171,000 and $281,000 for 338,335 and 567,397 shares that remain unvested, respectively. The weighted average remaining vesting period is 1.4 years.

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

For the three months and nine months ended September 30, 2022 and 2021

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

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2022:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2021	Granted	Exercised	Canceled/ Expired		Variable Settlement Provision Adjustment	Outstanding, September 30, 2022	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—		—	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	—		—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—		—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—		—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—		—	956,973	March 2026
			1,938,143	—	—	—	—	—	1,938,143

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2021:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2020	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, September 30, 2021	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	242,847	—	—	—	50,195	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	—	52,500	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	414,270	—	—	—	49,528	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	214,050	—	—	(42,220)	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	—	956,973	—	—	—	956,973	March 2026
			871,167	1,009,473	—	(42,220)	99,723	1,938,143

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

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

For the three months and nine months ended September 30, 2022 and 2021

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

There were no warrants classified as liabilities outstanding as of September 30, 2022 and December 31, 2021.

The changes in fair value of the outstanding warrants classified as liabilities for the nine months ended September 30, 2021 were as follows (in thousands):

	Warrant liability, December 31, 2020	Fair value of warrants granted	Fair value of warrants exercised	Change in fair value of warrants	Reclassified to additional paid-in capital	Warrant liability September 30, 2021
Preferred A Placement Warrants	$518	$—	$—	$575	$(1,093)	$—
Preferred B Placement Warrants	708	—	—	800	(1,508)	—
Convertible Notes Placement Warrants	323	—	—	206	(529)	—
	$1,549	$—	$—	$1,581	$(3,130)	$—

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

Warrants Classified as Equity

Certain warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model with the following assumptions. The fair value as determined at the issuance date is recorded as an issuance cost of the related stock. There were no warrants classified as equity issued during the three and nine months ended September 30, 2022, nor during the three months ended September 30, 2021. Those warrants and the assumptions used to calculate the fair value at issuance are as follows for the warrants issued during the nine months ended September 30, 2021:

	Black-Scholes Fair Value Assumptions
Warrant Issuance	Issuance Date	Fair Value (in ooo’s)	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Underwriter Warrants	March 2021	$2,349	—%	52.58%	0.82%	5.0 years

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

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

As of September 30, 2022, the Company had 5,046,188 shares available for future grant pursuant to the 2019 Plan.

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

During the nine months ended September 30, 2022, awards totaling 1,015,000 were issued under the Inducement Plan. The exercise price was $2.60 per share for 720,000 of the inducement stock option awards and for $2.54 for 295,000 of the inducement stock option awards. All of the inducement stock option awards remain unvested at September 30, 2022.

As of September 30, 2022, the Company had 1,230,000 shares available for future grant under the Inducement Plan.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

(Unaudited)

Stock Options

Stock option activity for the nine months ended September 30, 2022 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2021	5,592,137	$2.29	8.6 years	$9,912
Granted	2,275,000	$2.85
Exercised	(47,000)	$0.41
Cancelled	(435,366)	$3.48
Outstanding at September 30, 2022	7,384,771	$2.40	8.4 years	$6,153
Exercisable as of September 30, 2022	3,615,908	$1.64	7.9 years	$5,097

Vested and expected to vest as of September 30, 2022	7,234,571	$2.38	8.4 years	$6,034

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021, was $1.51 and $2.76, respectively. During the nine months ended September 30, 2022 and 2021, 47,000 and 134,531 options were exercised for proceeds of $19,000 and $76,000, respectively. The fair value of the 1,370,977 and 598,988 options that vested during the nine months ended September 30, 2022 and 2021 was approximately $2.9 million and $0.4 million, respectively.

On June 21, 2022, the Company granted an award of 100,000 options to the Company’s founder at an exercise price of $5.00 per share. The options will vest in full upon the shipment of 20,000 product units on or before June 30, 2023. If the shipments have not occurred by June 30, 2023, the options will be cancelled and forfeited. For the three and nine months ended September 30, 2022, the Company has not recognized stock compensation expense of approximately $0.1 million related to this award as the successful achievement of the performance conditions is not yet probable.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021

Dividend yield	—%	—%
Expected volatility	61.91%	67.54%
Risk-free interest rate	2.63%	0.76%
Expected life	6.07 years	6.06 years

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

The Company has recorded stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$295	$217	$901	$467
General and administrative	502	335	1,372	780
	$797	$552	$2,273	$1,247

As of September 30, 2022, unamortized compensation expense related to unvested stock options (excluding the performance award previously described) was approximately $8.2 million, which is expected to be recognized over a weighted average period of 2.7 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

(Unaudited)

Note 12 – Commitments and Contingencies

Operating Leases

As of September 30, 2022, the Company had one office lease for the corporate headquarters and laboratory space.

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

The components of lease expense and supplemental cash flow information as of and for the three and nine months ended September 30, 2022 are as follows (in thousands):

Operating leases	As of September 30, 2022
Right-of-use assets	$433
Operating lease liabilities - Short-term	$216
Operating lease liabilities - Long-term	$258

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Lease Cost:
Operating lease cost	$69	$163

Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$59	$149
Weighted average remaining lease term - operating leases (in years)	2.21	2.21
Average discount rate - operating lease	10.00%	10.00%

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

(Unaudited)

Future minimum lease payments for the operating lease are as follows as  of September 30, 2022 (in thousands):

2022	$59
2023	242
2024	203
2025	27
Total lease payments	531
Less: Interest	(57)
Total operating lease liability	$474

Rent expense for the three months ended September 30 2022 and 2021 was $69,000 and $57,000, respectively. Rent expense for the nine months ended September 30, 2022 and 2021 was $162,000 and $105,000, respectively.

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

No amounts associated with such indemnifications have been recorded as of September 30, 2022.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2022 and 2021

(Unaudited)

Note 13 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table computes the computation of the basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss and comprehensive loss	$(8,602)	$(5,173)	$(22,402)	$(15,468)
Accretion and dividends on redeemable convertible preferred stock	—	-	—	(2,489)
Net loss attributable to common stockholders	$(8,602)	$(5,173)	$(22,402)	$(17,957)
Denominator:
Weighted-average common shares outstanding	32,949,649	32,268,890	32,829,940	24,200,475

Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.16)	$(0.68)	$(0.74)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2022 and 2021 because including them would have been antidilutive are as follows:

	Nine Months Ended September 30,
	2022	2021
Non-vested shares under restricted stock grants	—	336,666
Shares subject to options to purchase common stock	7,384,771	4,877,637
Shares subject to warrants to purchase common stock	1,938,143	1,938,143
Total	9,322,914	7,152,446

For the three and nine months ended September 30, 2022, performance based option awards for 150,200 shares of common stock, respectively, and for the three and nine months ended September 30, 2021, performance based option awards for 50,200 shares of common stock, respectively, are not included in in the table above or considered in the calculation of diluted earnings per share until the performance conditions of the option award are considered probable by the Company.

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

On November 9, 2022, the Company approved common stock option awards covering a total of 250,000 shares of common stock to non-executive employees.

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

Overview

Movano is developing a platform to deliver purpose-driven healthcare solutions at the intersection of medical and consumer devices. Our mission is to make medical-grade data accessible and actionable for everyone.

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

Our platform is the foundation for our first product in development, a smart ring. The ring and its accompanying app will combine medical-grade data with personalized intelligent feedback and is designed for women of all ages, who are traditionally an afterthought when it comes to wearable technology. Once developed, we expect the ring will measure heart rate, HRV, sleep, respiration rate, temperature, blood oxygen saturation, steps, calories and incorporate women-centric features and design. The device will provide users and their network of caregivers with continuous health data distilled down to simple, yet meaningful, insights to help users make manageable lifestyle changes and take a more proactive approach that could mitigate the risks of chronic disease. A fundamental part of our corporate development strategy is to establish one or more strategic partnerships that would allow us to more fully exploit the potential of our technology.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates.”

Results of Operations

Three and nine months ended September 30, 2022 and 2021

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 as discussed herein are presented below.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except share and per share data)				(in thousands, except share and per share data)
OPERATING EXPENSES:
Research and development	$5,146	$3,803	$1,343	35%	$13,849	$8,928	$4,921	55%
General and administrative	3,511	1,376	2,135	155%	8,592	4,563	4,029	88%
Total operating expenses	8,657	5,179	3,478	(67)%	22,441	13,491	8,950	66%

Loss from operations	(8,657)	(5,179)	(3,478)	(67)%	(22,441)	(13,491)	(8,950)	(66)%
Other income (expense), net:
Interest expense	—	—	—		—	(883)	883	100%
Change in fair value of warrant liability	—	—	—		—	(1,581)	1,581	100%
Change in fair value of derivative liability	—	—	—		—	121	(121)	(100)%
Forgiveness of Paycheck Protection Program Loan	—	—	—		—	351	(351)	100%
Interest and other income, net	55	6	49	817%	39	15	24	160%
Other income (expense), net	55	6	49	(817)%	39	(1,977)	2,016	102%
Net loss	$(8,602)	$(5,173)	$(3,429)	(66)%	$(22,402)	$(15,468)	$(6,934)	(45)%

Research and Development

Research and development expenses totaled $5.1 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively. This increase of $1.3 million was due primarily to the growth of the Company and its activities and increased salary and benefit expenses. Research and development expenses for the three months ended September 30, 2022 included expenses related to employee compensation of $2.5 million, other professional fees of $1.9 million, research and laboratory expenses of $0.5 million, and other expenses of $0.2 million. Research and development expenses for the three months ended September 30, 2021 included expenses related to employee compensation of $1.8 million, tolls and equipment expenses of $0.4 million, other professional fees of $1.5 million, and other expenses of $0.1 million.

Research and development expenses totaled $13.8 million and $8.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $4.9 million was due primarily to the growth of the Company and its activities. Research and development expenses for the nine months ended September 30, 2022 included expenses related to employee compensation of $7.2 million, other professional fees of $5.0 million, research and laboratory expenses of $1.0 million, and other expenses of $0.6 million. Research and development expenses for the nine months ended September 30, 2021 included expenses related to employee compensation of $4.3 million, tools and equipment expenses of $0.7 million, other professional fees of $3.6 million, rent of $0.1 million, and other expenses of $0.2 million.

General and Administrative

General and administrative expenses totaled $3.5 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. This increase of $2.1 million was due primarily to the growth of the Company and its activities. General and administrative expenses for the three months ended September 30, 2022 included expenses related to employee and board of director compensation of $1.6 million, professional and consulting fees of $0.8 million, and other expenses of $1.1 million. General and administrative expenses for the three months ended September 30, 2021 included expenses related to employee and board of director compensation of $0.6 million, professional and consulting fees of $0.4 million, and other expenses of $0.4 million.

General and administrative expenses totaled $8.6 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively. This increase of $4.0 million was due primarily to the growth of the Company and its activities. General and administrative expenses for the nine months ended September 30, 2022 included expenses related to employee and board of director compensation of $4.3 million, professional and consulting fees of $2.2 million, and other expenses of $2.1 million. General and administrative expenses for the nine months ended September 30, 2021 included expenses related to employee and board of director compensation of $2.4 million, professional and consulting fees of $1.3 million, and other expenses of $0.9 million.

Loss from Operations

Loss from operations was $8.7 million for the three months ended September 30, 2022, as compared to $5.2 million for the three months ended September 30, 2021.

Loss from operations was $22.4 million for the nine months ended September30, 2022, as compared to $13.5 million for the nine months ended September 30, 2021.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2022 was a net other income of $55,000 as compared to a net other income of $6,000 for the three months ended September 30, 2021. Other income (expense), net for the nine months ended September 30, 2022 was a net other income of $39,000 as compared to a net other expense of $2.0 million for the nine months ended September 30, 2021. Other income (expense), net for the nine months ended September 30, 2021 included interest expense of $0.9 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes, $1.6 million related to the change in fair value of the warrant liability, $0.1 million related to the change in the fair value of the derivative liability, and forgiveness of the Paycheck Protection Program Loan of $0.4 million.

Net Loss

As a result of the foregoing, net loss was $8.6 million for the three months ended September 30, 2022, as compared to $5.2 million for the three months ended September 30, 2021.

As a result of the foregoing, net loss was $22.4 million for the nine months ended September 30, 2022, as compared to $15.5 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, we had cash, cash equivalents and short-term investments totaling $16.8 million. During the nine months ended September 30, 2022, the Company used $18.6 million of cash in our operating activities. The cash and short-term investments are not expected to be sufficient to enable us to complete the development and commercialization of our proposed planned solution. In August 2022, we entered into an at-the-market issuance (“ATM”) agreement with B. Riley Securities Inc., or B. Riley, to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program under which B. Riley acts as sales agent. During the three months ended September 30, 2022, the Company sold an aggregate of 674,191 shares of common stock through the ATM program for proceeds of approximately $1.9 million, net of commissions paid. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September,
	2022	2021

Net cash used in operating activities	$(18,590)	$(11,067)
Net cash provided by (used in) investing activities	14,920	(22,605)
Net cash provided by financing activities	1,940	45,095
Net (decrease) increase in cash and cash equivalents	$(1,730)	$11,423

Operating Activities

During the nine months ended September 30, 2022, the Company used cash of $18.6 million in operating activities, as compared to $11.1 million used in operating activities during the nine months ended September 30, 2021.

The $18.6 million used in operating activities during the nine months ended September 30, 2022 was primarily attributable to our net loss of $22.4 million during the period and changes in our operating assets and liabilities totaling $1.3 million. These items were offset by non-cash items, including stock-based compensation of $2.3 million, depreciation of $0.1 million and accretion of discount on short-term investments of $0.1 million.

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

Investing Activities

During the nine months ended September 30, 2022 the Company was provided cash of $14.9 million in investing activities, consisting primarily of $15.0 million from maturities of short-term investments and offset by purchases of property and equipment of $0.1 million.

During the nine months ended September 30, 2021 the Company used cash of $22.6 million in investing activities, consisting of $23.3 million in purchases of marketable securities and $0.3 million for the purchase of office and laboratory equipment, offset by maturities of short-term investments of $1.0 million.

Financing Activities

During the nine months ended September 30, 2022, the Company was provided cash of $1.9 million from the issuance of common stock, after issuance costs of $0.1 million.

During the nine months ended September 30, 2021, the Company was provided cash of $45.1 million from financing activities, comprised of $45.0 million from the net proceeds of our initial public offering and $0.1 million from the issuance of common stock.

Off-Balance Sheet Transactions

At September 30, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022, the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified one material weakness in our internal control over financial reporting at September 30, 2022 related to ineffective design and operation of our financial close and reporting controls. Specifically, we did not design and maintain effective controls over certain account reviews and analyses and certain information technology general controls. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOVANO INC.

Date: November 14, 2022	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: November 14, 2022	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)