Form 10-K
period 2022-12-31
Movano Inc.
filed 2023-03-30
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40254

MOVANO INC.

(Exact name of registrant as specified in its charter)

Delaware	82-4233771
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $57,424,946.

As of March 23, 2023, there were 41,310,108 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	the impact of the COVID-19 on our business and local and global economic conditions;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

ii

●	the impact of macroeconomic and geopolitical conditions;

●	our dependence on the successful commercialization of our proposed solution;

●	our dependence on third parties to design, manufacture, market and distribute our proposed products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our planned solution;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of this Form 10-K.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

iii

PART I

As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, the terms “Movano”, “Movano Health” “we,” “us,” “our” and the “Company” refer to Movano Inc.

Item 1. Business

Overview

Movano Inc., dba Movano Health, a Delaware corporation, is developing a platform to deliver purpose-driven healthcare solutions to bring medical-grade, high-quality data to the forefront of consumer health devices.

The Company’s initial commercial product in development is the Evie Ring, which is a wearable designed specifically for women. The Evie Ring combines health and wellness metrics to give a full picture of one’s health, which we expect to include resting heart rate, heart rate variability (“HRV”), blood oxygen saturation (“SpO2”), respiration rate, skin temperature variability, period and ovulation tracking, menstrual symptom tracking, activity profile, including steps, active minutes and calories burned, sleep stages and duration, and mood tracking. The device will provide women and their network of caregivers with continuous health data distilled down to simple, yet meaningful, insights to help them make manageable lifestyle changes and take a more proactive approach that could mitigate the risks of chronic disease.

Movano Health is planning to seek FDA clearance for the Evie Ring, which will make it one of the first consumer wearables that is also FDA cleared for medical use. We are on track to file our first FDA submission for the Evie Ring’s heart and SpO2 data in the second quarter of 2023 following a successful pivotal hypoxia trial during the fourth quarter of 2022. FDA clearance of these metrics would ensure confidence of the Evie Ring’s vital signs monitoring capabilities and could make the device attractive for doctors and in clinical trials for patient monitoring.

In addition to the Evie Ring, we are developing the smallest ever patented and proprietary System-on-a-Chip (“SoC”) designed specifically for blood pressure or continuous glucose monitoring (“CGM”) systems. We built the integrated sensor from the ground up with multiple antennas and a variety of frequencies to achieve an unprecedented level of precision in health monitoring. We are currently conducting clinical trials with the SoC and developing algorithms that, if successful, will enable us to develop wearables that can monitor glucose non-invasively and blood pressure without a cuff. Our end goal is to bring a Class II FDA-cleared device to the market that includes CGM and cuffless blood pressure monitoring capabilities. Over time, our technology could also enable the measurement and continuous monitoring of other health data.

Problem

The scale of the chronic disease health crisis is enormous, and we believe the need to address it is immediate. The United States spent over 18% of its GDP on healthcare in 2021, and according to the American Heart Association 133 million Americans are living with at least one chronic illness with 170 million expected to be by 2030.

Coronavirus disease (“COVID-19”) has disproportionately affected the wellbeing of those with chronic conditions and the pandemic has created a heightened awareness about the importance of health and the high risk of complications. People have become more sensitive to the fact that managing health is not just about being physically fit but may also be a predictor of future quality of life and even lifespan. There is a need for optimized, accurate monitoring and maintenance of high-risk populations, such as those living with, or at heightened risk of, chronic conditions.

Wearable medical technology today, including CGMs and blood pressure monitors, have made it easier for those affected by chronic diseases, but many devices are still invasive, inconvenient and/or expensive.

COVID-19

COVID-19 is an infectious disease caused by the SARS-CoV-2 virus, which was declared a public health emergency of international concern by the World Health Organization (“WHO”) in 2020. The virus can spread easily from an infected person’s mouth or nose in small liquid particles when they cough, sneeze, speak, sing or breathe. As of early January 2023, WHO reported that since the beginning of the pandemic there has been more than 669 million cases and nearly 6.74 million deaths caused by COVID-19 worldwide.

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

The COVID-19 pandemic and the consequent global healthcare crisis have highlighted the need for better monitoring of higher risk populations, such as those living with chronic conditions, to prevent continued deaths and long-term health issues.

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

To maintain blood glucose levels within the normal range, many PWDs seek to actively monitor their blood glucose levels. The traditional method of self-monitoring of blood glucose requires lancing the fingertips, commonly referred to as finger sticks, multiple times per day to obtain a blood drop to be applied to a test strip inside a blood glucose meter. This method of monitoring glucose levels is inconvenient and can be painful. Additionally, because each measurement represents a single blood glucose value at a single point in time, it provides limited information regarding trends in blood glucose levels over the course of the day, month, or year.

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

However, most of today’s CGMs are still invasive, inconvenient, and expensive. Many require an implant that must be replaced after 10-14 days. This process can be uncomfortable, increases susceptibility to infections, and is expensive to manage. As a result, the vast majority of PWDs do not use a CGM. Moreover, the broader health-conscious population, including individuals with prediabetes, lacks the ability to easily monitor blood glucose levels, which can serve as a proxy for metabolic health and risk for chronic diseases. Notwithstanding the above, demand for CGMs, in general, continues to increase, with approximately three million worldwide users and industry sales estimated at more than $4.7 billion in 2021, according to published Wall Street analyst estimates.

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

In recent years, blood pressure monitoring devices have become available for personal, in-home use, so people can gain an understanding of their blood pressure in between their regular doctor visits. While there are medical device and consumer electronic companies selling blood pressure monitors today, they still have limitations and tend to be cumbersome. Some provide blood pressure estimates, rather than exact readings. Often times, blood pressure cuffs require a very specific fit based on arm size and can be very sensitive to placement on the arm, movement and body position. If not used properly, errors in measuring blood pressure can occur. Most blood pressure cuffs are not continuous, which require the user to remember to take readings at the same general time of day to avoid inconsistencies when looking at trends over time. Notwithstanding the above, demand for blood pressure monitoring devices, in general, continues to increase, with industry sales estimated at approximately $3.9 billion in 2022, according to Grand View Research.

If we can develop a device that can successfully integrate blood pressure measurements continuously and non-invasively, the device could potentially help individuals understand in real-time how food intake, sleep, activity levels, stress and more can directly impact their blood pressure and their heart health. With the ability to get actionable feedback, people should be able to be more engaged in making better decisions for their health.

Solution

As the healthcare market transitions from a practice of treating the sick to a consumer-driven market focused on preventative care and longevity, consumers’ appetite for digital health offerings is increasing and there is a significant and growing interest in digital health technology that allows users to address their unique needs and life circumstances. We believe women are particularly impacted by the state of healthcare today and are looking for tools that give them greater control over their health and confidence in their ability to self-manage and optimally prepare for potential health risks. To maximize their utility, we believe these tools should be intelligent, affordable, and fit seamlessly into every woman’s lifestyle.

Consequently, we are creating intelligent, sleek and comfortable solutions that sit at the intersection of the medical and consumer device market, providing medical-grade diagnostics in addition to lifestyle fitness monitoring. Our first product in development is a smart ring called the Evie Ring.

The Evie Ring combines health and wellness metrics to give a full picture of one’s health, which we expect will include resting heart rate, HRV, SpO2, respiration rate, skin temperature variability, period and ovulation tracking, menstrual symptom tracking, activity profile, including steps, active minutes and calories burned, sleep stages and duration, and mood tracking. This data is delivered through a mobile app which aims to simplify how data is presented, moving away from complex graphs and charts, and turning biometric data into actionable insights that will help women make manageable lifestyle changes and take a more proactive approach to mitigating the risks of chronic disease.

In future iterations of this product or another wearable device developed by Movano Health, we plan to measure glucose, blood pressure and heart rate without a needle or cuff. We will do this directly from the blood vessel by utilizing mmWave RF to probe the arteries to identify various RF properties, including RF connectivity, permittivity, and reflectivity. As these properties change, we can measure the changes in glucose and blood pressure concentrations in the blood vessels. Using our signal processing algorithms, we intend to separate the pulse pressure and glucose waveforms to jointly solve for blood pressure, pulse, and glucose. With additional sensors and an accelerometer, we expect we will also be able to estimate SpO2 measurements and measure steps and calories. We intend to provide the user real-time data, including trending, through our proprietary cloud-based network app, and enable data sharing with healthcare providers, caregivers, and family to optimize care and reinforce positive behaviors and behavioral change. By providing knowledge about glucose levels, blood pressure, heart rate, HRV, sleep, respiration, temperature, blood oxygen, steps and calories, we believe our end-to-end solution will be a valuable preventative care tool that will help users make smarter health decisions, ultimately increasing a person’s ability to self-manage chronic conditions and reducing the frequency of doctor and hospital visits.

Image: A non-functional rendering of what Movano’s Health’s Evie Ring currently in development may ultimately look like

Proprietary Technology

The Evie Ring uses a multitude of optical sensors to estimate a variety of analytics, including SpO2 and heart rate measurements, an accelerometer to measure steps and calories, as well as a battery, a charging integrated circuit, flash to store data, and Bluetooth to communicate with our mobile application.

In future products, we plan to incorporate our patented RF technology that leverages ultra-wideband multi-antenna RF with advanced signal processing and interference cancellation, machine learning and the cloud. Our RF technology is deeply rooted in military and telecom applications, and key members of our engineering team worked with the pioneers of this technology.

We intend to leverage the potential of this technology to design miniature, dynamic integrated circuits (“ICs”) and proprietary algorithms that, if small and low-powered enough, may be embeddable into a variety of devices including a wearable, standalone phone case, ring or skin patch. These devices could communicate on a minute-by-minute basis, using Bluetooth Low Energy (“BLE”) to a smartphone or a mobile device. Our intention is to design the system to be capable of connecting to Movano Health’s cloud service, which is currently in development. Combined with our cloud analytics, we expect the technology will allow medical professionals, family members, caregivers and individuals to understand trends related to heart rate, HRV, glucose and blood pressure and make educated decisions about health, care and treatment based on that data. The goal of our development efforts is to combine machine learning with different statistical signal processing algorithms, which we believe will enable us to take advantage of multiple strains of continuous, real time Movano Health sensor data to generate advanced analytics like predictive alerts, risk profiles, and more, which are personalized for each wearer.

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

Our Planned Solution

Our first planned product is currently in the development stage, and we are testing the wearability and functionality of the device with employees and multiple beta partners, including pharmaceutical and medical device companies, integrated health networks and universities. For testing, we are using a device similar to the one that is depicted in the image above.

We are also testing a wrist-worn wearable prototype that contains our proprietary and patented SoC. In its current state, this prototype allows us to collect data, which we are using to generate glucose, blood pressure and heart rate estimates. The accuracy of the technology will be refined as our algorithms are improved and as we test larger cross sections of people in our external studies. We are currently preparing for clinical trials using the SoC and our smallest wrist-worn prototype to date.

We have conducted preliminary tests thus far to diversify the data we are collecting, enabling us to better optimize our system. Our preliminary blood pressure testing took place in 2020 over a three-month period during which we collected nearly a hundred hours of data on six internal subjects. Data collections with our prototype were compared to a traditional blood pressure monitor before each test. Our preliminary glucose testing took place in 2020 over a four to five month time period during which we collected several hundreds of hours of data on three internal test subjects. Data collections with our prototype were compared to fingerstick data every five minutes over the course of an hour.

In June 2021, we received approval from an Institutional Review Board (“IRB”) to conduct blood pressure studies on up to 200 participants in our laboratory. In our first study, we used our non-invasive, iPhone-sized prototype device to collect pulse pressure waveform data from 45 external participants. This study marked a significant milestone, confirming our ability to quickly, seamlessly, and efficiently enroll and test subjects and collect meaningful data at the laboratory inside our corporate offices.

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

In February 2022, we completed our second IRB-approved glucose pilot study, which was conducted on ten participants with type 1 diabetes of varying gender, age, ethnicity and weight in conjunction with an independent Clinical Laboratory Improvement Amendments (“CLIA”) certified clinical lab. During each four-hour session, participants wore our wrist-worn wearable prototype and either a FDA cleared finger stick glucose tester, a subject’s existing CGM device, and/or a vital sign monitoring device. We expect the data collected in the study will ultimately allow us to further refine the algorithms we use to calculate glucose values and vital sign measurements and will also help guide us as to what specific follow-on studies will be done in support of future FDA clearances.

In 2021, we completed the tapeout of our single-chip solution with our fabrication partner, Global Foundries. The tapeout of the SoC is a major milestone for us as we were able to shrink our proprietary multi-chip architecture into a singular integrated circuit. With one compact sensor, we have the flexibility to design innovative, small form factors that will be key to developing competitive commercial products in the future. In 2022, we successfully validated the SoC and are currently integrating the SoC into a new prototype system, which will be closer in size and shape to our final product, and enable the Company to conduct longer, more complex blood pressure and glucose studies, which are being planned for 2023.

To date, we have completed two clinical trials with the Evie Ring. Following a successful pilot hypoxia study in July 2022, which compared the accuracy of our heart rate and SpO2 data to reference devices, we completed a pivotal hypoxia study in October 2022 with the Evie Ring. During the pilot and pivotal studies, our solution achieved a margin of error well below the FDA’s 3.5% requirement for SpO2, and the ring also estimated heart rate with accuracy commensurate with the FDA’s standards. Based on the positive results of these studies, we plan to file for FDA clearance on these metrics by mid-2023. If clearance is received, the Evie Ring would be deemed a medical device. This unique competitive advantage is not only a key pillar in building brand trust and loyalty but will also redefine the expectations of wearable devices.

Having our product cleared as a medical device would also open a host of incremental opportunities for us beyond what you see in the market today. Currently, many wearable devices sell-in to companies for employee benefits or partner with payors. As an FDA-cleared medical device, the Evie Ring may be used with pharmaceutical companies for post-market surveillance or with medical device companies looking to determine the efficacy of their offering.

We expect the direct-to-consumer launch of the Evie Ring to take place in the summer of 2023 prior to any FDA decision regarding medical device clearance. We have hired a world class go-to-market leadership team and have been working with leading app development partners to build on the foundational elements already in place to create a unique and valuable user experience. Further, we have engaged leading marketing, branding, website development and consumer research partners, to ensure the brand is engaging and relevant to the target audience.

To prepare for the consumer launch of the Evie Ring, we are conducting initial beta test programs to evaluate the fit and functionality of the ring with four strategic partners, including Stanford University’s Applied Sports Science Department, Novant Health, a not-for-profit integrated system of medical centers with more than 1,800 physicians providing care through six million annual patient visits at nearly 800 locations across North Carolina, South Carolina and Georgia, a major global pharmaceutical company and a leading patient-focused medical device company.

We are also preparing for a second beta program to evaluate the end to end Evie Ring experience with a new slate of partners, among which are a global athletic apparel company and two additional leading global medical device companies. The beta programs are expected to continue through mid-2023.

Our current primary goals are to successfully conduct beta programs and optimize the ring based on feedback from the programs in order to prepare for the commercialization of our first product. We also plan to begin testing of our single chip solution in more extensive clinical trials and are working with an original equipment manufacturer (“OEM”) to prepare for product manufacturing of the Evie Ring.

We have not launched a first commercial product and do not have a history of revenue or earnings or of product development or manufacturing. As described further below under “Regulation” and “Strategy”, before we can commercialize our planned solution, we will need to determine our commercialization strategy.

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

As of December 31, 2022, we own, jointly own, or have exclusive rights to 16 issued and in-force patents (that cover one or more of our products or product candidates for method, system and device development) that expire at various times between November 12, 2039 and December 18, 2039. Furthermore, as of December 31, 2022, we own, jointly own, or have exclusive rights to 38 pending U.S. patent applications, 4 pending foreign patent applications, and one pending Patent Cooperation Treaty (“PCT”) International patent application.

While we have not registered any of the copyrights in our software code, our software code, once written, would be protected by applicable U.S. copyright law.

Regulation

FDA Regulation

While the first iteration of the Evie Ring is expected to be a general wellness device and therefore not require FDA premarket clearance, over time we plan to execute accuracy studies to gain FDA clearances on its vital signs monitoring capabilities including heart rate, SpO2 and respiration rate. In addition, we are currently conducting clinical trials with our proprietary and noninvasive RF-enabled technology and developing algorithms to enable us to add non-invasive CGM and cuffless blood pressure monitoring to our technology platform. Our end goal is to bring a Class II FDA-cleared device to the market, which may include additional form factors, and that includes CGM and cuffless blood pressure monitoring capabilities.

Before and after approval or clearance in the U.S., these subsequent iterations of our planned solution will be subject to extensive regulation by FDA under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) and/or the Public Health Service Act, as well as by other regulatory bodies. FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and pharmaceutical products. There may be certain commercial applications for our technology that require less regulatory scrutiny than described below.

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

To request marketing authorization by means of a 510(k) clearance, we must submit a notification demonstrating that the proposed device is substantially equivalent to another legally marketed medical device, a “predicate device,” has the same intended use, and is as safe and effective as the predicate device and does not raise different questions of safety and effectiveness than a legally marketed device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information and the results of performance testing. In this case, the 510(k) submission will likely also include data from human clinical studies demonstrating performance and other parameters. Marketing may commence only when FDA issues a clearance letter finding substantial equivalence. The typical duration to receive a 510(k) clearance is approximately six to twelve months from the date of the initial 510(k) submission, although there is no guarantee that the timing will not be longer.

In some instances, the 510(k) pathway for product marketing may be used with only proof of substantial equivalence in technology for a given indication with a predicate device. In other instances, FDA may require additional clinical work to prove efficacy in addition to technological equivalence and basic safety. Whether clinical data is provided or not, FDA may decide to reject the substantial equivalence argument we present. If that happens, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the “de novo” process, which may determine that the new device is of low to moderate risk and that it can be appropriately regulated as a Class I or II device. If a de novo request is granted, the device may be legally marketed, and a new classification is established. If the device is classified as Class II, the device may serve as a predicate for future 510(k) submissions. If the device is not reclassified through de novo review, then it must go through the standard PMA process for Class III devices.

After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or that would constitute a significant change in intended use, requires a new 510(k) clearance or, if the device would no longer be substantially equivalent, a PMA.

A PMA application must provide a demonstration of safety and effectiveness, which generally requires extensive pre-clinical and clinical trial data. Information about the device and its components, device design, manufacturing, and labeling, among other information, must also be included in the PMA. As part of the PMA review, FDA will inspect the manufacturer’s facilities for compliance with quality system regulation requirements, which govern testing, control, documentation, and other aspects of quality assurance with respect to manufacturing, testing, and storage of medical devices. If FDA determines the application or manufacturing facilities are not acceptable, FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, an FDA advisory committee, typically a panel of clinicians and statisticians, may be convened to review the application and recommend to FDA whether, or upon what conditions, the device should be approved. FDA is not bound by the advisory panel decision. While FDA often follows the panel’s recommendation, there have been instances in which FDA has not. FDA must find the information to be satisfactory to approve the PMA. The PMA approval can include post-approval conditions, including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies after approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling, or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The typical duration to receive PMA approval is approximately two years from the date of submission of the initial PMA application, although there is no guarantee that the timing will not be longer.

Clinical Trials of Medical Devices

One or more clinical trials are generally required to support a PMA application and are sometimes necessary to support a 510(k) submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an investigational device exemption application to FDA prior to initiation of the clinical study. If an institutional review board determines that a device study does not present a significant risk, an investigational device exemption submission to FDA is not required. An investigational device exemption application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. Except for studies involving certain banned devices, the investigational device exemption will automatically become effective 30 days after receipt by FDA unless FDA notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board has approved the study.

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

Good Manufacturing Practices Requirements

Manufacturers of most medical devices are required to comply with the good manufacturing practices set forth in the quality system regulation promulgated under Section 520 of the FD&C Act. Current good manufacturing practices regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for an approved product must be registered with FDA and meet current good manufacturing practices requirements to the satisfaction of FDA pursuant to a pre-PMA approval inspection before the facility can be used. Manufacturers, including third party contract manufacturers, are also subject to periodic inspections by FDA and other authorities to assess compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

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

Environmental.

The cost of compliance with federal, state, and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the year ended December 31, 2022, and there are no material expenditures planned for such purposes for the year ended December 31, 2023.

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

With respect to our planned CGM solution, we will face direct and indirect competition from a number of competitors who have developed or are developing products for continuous monitoring of glucose levels. These competitors include DexCom, Inc., Abbott Laboratories, Medtronic plc, Roche Diagnostics, LifeScan, Inc., Ascensia Diabetes Care Holdings AG, Senseonics Holdings, Inc., Integrity Applications, Inc., Nemaura Medical, Biolinq Inc., and Profusa, Inc. Our planned solution will also compete with traditional glucometers, which remain an inexpensive alternative. Many of the companies we will compete with enjoy significantly greater name recognition and have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and sales and marketing of approved products than we have.

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

Mergers and acquisitions in the medical device, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. There are also several academic and other institutions involved in various phases of technology development regarding blood glucose monitoring devices.

We believe the ability to deploy our technology on a non-invasive basis, packaged in a wearable that is painless, cuffless, simple, smart and competitively priced, will provide us with a competitive advantage. We cannot however assure you that we will be able to compete successfully.

Employees and Human Capital Resources

As of December 31, 2022, we had 34 employees, all of whom are employed on a full-time basis. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards, to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Available Information

We were incorporated in the State of Delaware on January 2018 under the name Maestro Sensors Inc. On August 3, 2018, we changed our name to Movano Inc. Our principal executive offices are located at 6800 Koll Center Pkwy., Pleasanton, CA 94566, and our telephone number is (415) 651-3172. Our Internet website address is www.movanohealth.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risk Factors summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

Risks Related to our Business

●	We are a development-stage technology company with no history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

●	We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operation.

●	Our efforts may never demonstrate the feasibility of any product.

●	We face competition from other technology companies and our operating results will suffer if we fail to compete effectively.

●	The outbreak of COVID-19 has and could continue to adversely impact our business.

●	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	We are subject to risks associated with our utilization of consultants.

●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

●	Our business is affected by macroeconomic conditions.

●

The ongoing military action by Russia in Ukraine could have negative impact on the global economy, which could materially adversely affect our business, operations, operating results and financial condition.

●	Our business and operations are subject to risks related to climate change.

●	Our business could be negatively impacted by corporate social responsibility and sustainability matters.

Risks Related to Product Development, Manufacturing and Commercialization

●	We are highly dependent on the success of our proposed solution and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

●	We will depend on third parties to design, manufacture, market and distribute our products. If any third party fails to successfully design, manufacture, market or distribute any of our products, our business will be materially harmed.

●	Our business and operations would suffer in the event of information technology system failures, including cyber-attacks.

Risks Related to Intellectual Property and Other Legal Matters

●	It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

●	We may in the future be a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to develop our products.

●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties or claims asserting ownership of what we regard as our own intellectual property.

●	We could become subject to product liability claims, product recalls and warranty claims that could be expensive, divert management’s attention and harm our business.

Risks Related to Regulation

●	We expect to need FDA clearance or approval for our planned solution, which may be difficult to achieve, and existing laws or regulations or future legislative or regulatory changes may affect our business.

●	If any OEMs contracted to manufacture our proposed solution fail to comply with FDA’s Quality System Regulations or other regulatory bodies’ equivalent regulations, manufacturing operations could be delayed or shut down and the development of our proposed solution could suffer.

●	We expect our planned solution to be subject to certain Federal Communication Commission (“FCC”) regulations.

●	Our planned solution may in the future be subject to product recalls that could harm our reputation.

●	Healthcare reform measures could hinder or prevent our planned solution’s commercial success.

●	If we fail to comply with healthcare regulations with respect to our planned solution, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Risks Related to Owning Our Securities and Our Financial Results

●	Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our securities.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	The issuance of additional stock in connection with financings, acquisitions, our equity incentive plan, upon exercise of outstanding warrants or otherwise will dilute our existing stockholders.

●	Our stock price has fluctuated widely and is likely to continue to be volatile.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

●	Our Certificate of Incorporation will designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

●	We have not paid dividends in the past and have no immediate plans to pay dividends.

●	Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

●	We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	We are incurring significant increased costs as a result of becoming a public company that reports to the SEC and our management is required to devote substantial time to meet compliance obligations.

●	If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the price of our common stock and trading volume could decline.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

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

Risks Related to Our Business

We are a development-stage technology company with no history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

We are a technology company that was formed in January 2018. We have a limited operating history, have no commercial products and have engaged in only research and development activities relating to our development of the Evie Ring and the SoC. The likelihood of success of our business plan must be considered in light of the challenges, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Technology product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

As of December 31, 2022, we had an accumulated deficit of approximately $95.1 million. Without additional capital our existing cash and cash equivalents will be insufficient to fully fund our business plan. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize our first product. Our ability to achieve revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our technology, potentially find strategic collaborators that can incorporate our technology into applications which can be successfully commercialized and achieve market acceptance. There can be no assurance that we will ever generate revenues or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operations.

Primarily as a result of our lack of revenue, history of losses to date and our lack of liquidity, there is substantial doubt as to our ability to continue as a going concern. As of December 31, 2022, we had total assets of approximately $13.2 million and total liabilities of approximately $5.3 million. We believe that our cash and cash equivalents as of December 31, 2022 with the addition of the $6.85 million raised in our February 2023 public offering will not be sufficient to fund our projected operating requirements for the twelve-month period following the issuance of our consolidated financial statements for the fiscal year ended December 31, 2022. Additionally, such cash and cash equivalents and short-term investments are not expected to be sufficient to enable us to complete the development and commercialization of our proposed solution. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially technology companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history typically faces. In particular, potential investors should consider that we cannot assure you that we will be able to:

●	successfully implement or execute our current business plan, or that our business plan is sound;

●	successfully develop the technology necessary to develop our planned solution having the functionality and characteristics we discuss herein;

●	successfully develop a practical, efficient or economical commercial version of one or more products;

●	obtain any additional issued patents;

●	successfully develop proprietary technology and trade secrets and secure market exclusivity and/or adequate intellectual property protection for our products by way of patent protection or otherwise;

●	successfully protect any such proprietary technology and trade secrets from competitors and third parties claiming infringement or misappropriation;

●	attract and retain an experienced management and advisory team; and

●	raise sufficient funds in the capital markets to effectuate our business plan, including for the development and commercialization of our products.

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

The COVID-19 pandemic, together with related precautionary measures, has materially disrupted our business since February 2020 and may continue to disrupt our business for an unknown period of time. COVID-19 has significantly impacted, and may continue to significantly impact, our work force, supply chain and operating results. The level and nature of the disruption caused by COVID-19, or any future pandemic is unpredictable, may be cyclical and long-lasting, may vary from location to location and may have a material adverse impact on our operations and financial condition and results.

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

Our business is affected by macroeconomic conditions.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets. Cost inflation, including increases in raw material prices, labor rates, and transportation costs may impact our profitability. Global financial markets and the banking sector can experience extreme volatility, disruption and credit contraction, which adversely affect global economic conditions. The volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations.

Increasing interest rates, reduced access to capital markets and bank failures could also adversely affect the ability of our suppliers, OEMs, VARs, distributors, licensors, collaborators and other strategic partners to remain effective business partners or to remain in business. The loss of a strategic partner, or a failure to perform by a strategic partner, could have a disruptive effect on our business and could adversely affect our results of operations.

The ongoing military action by Russia in Ukraine could have negative impact on the global economy which could materially adversely affect our business, operations, operating results and financial condition.

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the United States and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. The extent and duration of the military action, sanctions and resulting market disruptions, including supply chain disruptions, are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this Annual Report on Form 10-K.

Our business and operations are subject to risks related to climate change.

The effects of global climate change present risks to our business. Natural disasters, extreme weather and other conditions caused by or related to climate change could adversely impact our supply chain, the availability and cost of raw materials and components, energy supply, transportation, or other inputs necessary for the operation of our business. Climate change and natural disasters could also result in physical damage to our facilities as well as those of our suppliers, and strategic partners, which could cause disruption in our business and operations. Our facilities and our equipment would be costly to replace and could require substantial lead time to repair or replace. Although we believe we possess adequate insurance for the disruption of our business related to climate change, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Our business could be negatively impacted by corporate social responsibility and sustainability matters.

There has been an increased focus from investors, customers, employees and other stakeholders concerning corporate social responsibility and sustainability matters, which may result in increases in our costs to operate our business or restrict certain aspects of our activities. The standards by which corporate social responsibility and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters could have a material adverse impact on our future results of operations, financial position and cash flows.

Risks Related to Product Development, Manufacturing and Commercialization

We are highly dependent on the success of our proposed solution and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

We are highly dependent on the success of our initial solution under development. There is no guarantee that we will be successful in the development of this or any other future product. While we may commercialize our first iteration of the Evie Ring without FDA clearance, subsequent iterations of our proposed solution will require substantial additional clinical development, extensive preclinical testing and clinical trials in order to receive regulatory clearance or approval. We cannot give any assurance that our proposed solution will receive regulatory clearance or approval or be successfully commercialized. Any failure to obtain regulatory clearance or approval of or to successfully commercialize the proposed solution would have a material adverse effect on our business.

We will depend on third parties to design, manufacture, market and distribute our products. If any third party fails to successfully design, manufacture, market or distribute any of our products, our business will be materially harmed.

We expect to depend on strategic partners such as third-party OEMs, VARs and other distributors to complete the design, manufacture, market and distribute our product under development or other future products. If these strategic partners fail to successfully complete the design, manufacture, market or distribute our product under development or other future products, our business will be materially harmed.

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

Our business and operations would suffer in the event of information technology system failures, including cyber-attacks.

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

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. As of December 31, 2022, we own, jointly own, or have exclusive rights to 16 issued and in-force patents (that cover one or more of our products or product candidates for method, system and device development). Furthermore, as of December 31, 2022, we own, jointly own, or have exclusive rights to 38 pending U.S. patent applications, 4 pending foreign patent applications, and one pending PCT International patent application.

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

While we may commercialize our first iteration of the Evie Ring without FDA clearance, we expect subsequent iterations of our proposed solution will be subject to current and future regulation by the FDA and may be subject to regulation by other federal, state and local agencies. These agencies and regulations require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device. Governmental regulations specific to medical devices are wide-ranging and govern, among other things:

●	product design, development and manufacture;

●	laboratory, pre-clinical and clinical testing, labeling, packaging, storage and distribution;

●	premarketing clearance or approval;

●	record keeping;

●	product marketing, promotion and advertising, sales and distribution; and

●	post-marketing surveillance, including reporting of deaths, serious injuries and certain malfunctions, as well as corrections and removals (recalls).

Before a new medical device or a new intended use for an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or PMA from FDA, unless an exemption applies. The typical duration to receive a 510(k) clearance is approximately nine to twelve months from the date of the initial 510(k) submission and the typical duration to receive a PMA approval is approximately two years from the date of submission of the initial PMA application, although there is no guarantee that the timing will not be longer.

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

In addition, we will be required to timely file various reports with FDA, including reports required by the medical device reporting regulations that require us to report to FDA if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to regulatory enforcement actions, all of which could harm our business.

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

FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by FDA or state agencies, which may include any of the following sanctions:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance or PMA of new products, new intended uses or modifications to existing products;

●	withdrawing 510(k) clearance or PMAs that have already been granted;

●	refusal of importation or exportation; and

●	criminal prosecution and/or civil penalties.

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

The manufacturing processes of third-party OEMs are required to comply with FDA’s Quality System Regulations and other regulatory bodies’ equivalent regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our planned non-invasive solution. They may also be subject to similar state requirements and licenses and engage in extensive recordkeeping and reporting and make available their manufacturing facilities and records for periodic unannounced inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If any OEM fails such an inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our products, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, these OEMs may be engaged with other companies to supply and/or manufacture materials or products for such companies, which would expose our OEMs to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a third-party manufacturer’s facility. If FDA determines that any of the facilities that manufacture our proposed solution are not in compliance with applicable requirements, we may need to find alternative manufacturing facilities, which would impede or delay our ability to develop, obtain regulatory clearance or approval for, or market our proposed solution, if developed and approved. Additionally, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our results of operations to suffer.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. Such internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal control over financial reporting at December 31, 2022. The material weakness relates to the ineffective design and operation of our financial close and reporting controls. Although we are making efforts to remediate this issue, these efforts may not be sufficient to avoid similar material weaknesses in the future. Designing and implementing internal controls over financial reporting may be time consuming, costly and complicated as we are a small organization with limited management resources.

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

The market price for our common stock varied between a high of $4.11 and a low of $1.27 in the twelve-month period ended December 31, 2022. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this “Item 1A. Risk Factors” section and other, unknown factors. Among numerous other factors, our stock price also may be affected by:

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

The daily trading volume of our common stock has historically been relatively low. If we are unable to develop and maintain a liquid market for our common stock, our shareholders may not be able to sell common stock at prices they consider to be fair or at times that are convenient, or at all. This situation may be attributable to a number of factors, including but not limited to the fact that we are a development-stage company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investor community. In addition, investors may be risk averse to investments in development-stage companies. The low trading volume is outside of our control and may not increase or, if it increases, may not be maintained. In addition, following periods of volatility in the market price of a company’s securities, litigation has often been brought against that company and we may become the target of litigation as a result of price volatility. Litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

Our common stock is listed on Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our shareholders’ ability to sell or purchase our common stock. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

We plan to reinvest all of our earnings, to the extent we have earnings, in order to further develop our technology and potential products and to cover operating costs. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We may never generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, our shareholders should not expect to receive cash dividends on the common stock.

Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who beneficially own approximately 8.1% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Leabman Holdings LLC and certain trusts established by Emily Fairbairn beneficially own approximately 9.1% and 8.8%, respectively, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management, in each case, which other stockholders might find favorable, and will make the approval of certain transactions difficult or impossible without the support of these significant stockholders.

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

In addition, section 203 of the Delaware General Corporation Law may limit our ability to engage in any business combination with a person who beneficially owns 15% or more of our outstanding voting stock unless certain conditions are satisfied. This restriction lasts for a period of three years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive our shareholders of the opportunity to sell shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located at 6800 Koll Center Parkway, Pleasanton, California, and is comprised of office and laboratory space that we occupy pursuant to a lease. See Note 13 Commitments and Contingencies of our consolidated financial statements for further discussion of this lease facility.

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

As of March 23, 2023, there were 36 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our securities, and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant.

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

Overview

Movano Inc., dba Movano Health, a Delaware corporation, is developing a platform to deliver purpose-driven healthcare solutions to bring medical-grade, high-quality data to the forefront of consumer health devices.

The Company’s initial commercial product in development is the Evie Ring which is a wearable designed specifically for women. The Evie Ring combines health and wellness metrics to give a full picture of one’s health, including resting heart rate, heart rate variability (“HRV”), SpO2, respiration rate, skin temperature variability, period and ovulation tracking, menstrual symptom tracking, activity profile, including steps, active minutes and calories burned, sleep stages and duration, and mood tracking.

In addition to the Evie Ring, we are developing one of the smallest patented and proprietary SoC designed specifically for blood pressure or CGM systems. Movano Health built the integrated sensor from the ground up with multiple antennas and a variety of frequencies to achieve an unprecedented level of precision in health monitoring. We are currently conducting clinical trials with the SoC and developing algorithms that will enable us to develop wearables that can monitor glucose non-invasively and blood pressure without a cuff. Our end goal is to bring a Class II FDA-cleared device to the market that includes CGM and cuffless blood pressure monitoring capabilities. Over time, our technology could also enable the measurement and continuous monitoring of other health data.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company.

Financial Operations Overview

We are a development stage company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources into the research and development of the products we are developing, including conducting clinical studies and related sales, general and administrative costs. To date, we have funded our operations primarily from the sale of our equity securities.

We have incurred net losses in each year since inception. Our net losses were $30.3 million and $21.8 million for the years ended December 31, 2022 and 2021, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations.

As of December 31, 2022, we had $10.8 million in available cash and cash equivalents.

Adoption of New Accounting Pronouncement - Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. We adopted this new guidance as of January 1, 2022 and applied the modified retrospective approach, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. We elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases and lease classification and the lessee practical expedient to combine lease and non-lease components for all asset classes. We made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. See Note 13 Commitments and Contingencies of our consolidated financial statements for further details.

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

Liquidity

In accordance with Accounting Standard Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”, the Company continually evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We have incurred operating losses and negative cash flows from operating activities in each year since its inception.

We believe that our cash and cash equivalents as of December 31, 2022 with the addition of the $6.85 million raised in our February 2023 public offering will not be sufficient to fund our projected operating requirements for at least the next 12 months from the filing date of this annual report.

Redeemable Convertible Preferred Stock

We recorded all shares of redeemable convertible preferred stock at their respective issuance price less issuance costs on the dates of issuance. Under certain circumstances, we would have been required to redeem the Series A and Series B redeemable convertible preferred stock unless an Initial Public Offering (“IPO”) had been consummated prior to April 1, 2021, or an extension or waiver was obtained upon approval of a majority of the holders of such preferred stock. As the preferred stock became redeemable due to the passage of time, we considered the preferred stock to be redeemable as of April 1, 2021. We record the accretion of the Series A and B preferred stock balances to their respective redemption amounts using the effective interest method. Upon the IPO, the redeemable convertible preferred stock converted in to 11,436,956 shares of common stock.

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

Common Stock Warrants

During the normal course of business, from time to time, we issue warrants to purchase common stock as part of a debt or equity financing or to vendors as consideration to perform services. We assess each warrant to determine if it meets the characteristics of a liability or a derivative, and if the warrant does meet the characteristics of a liability or a derivative, we classify the warrant as a liability measured at fair value. The derivative liabilities are remeasured at each period end, on a recurring basis, to the estimated fair value with the changes in fair value reflected as current period income or loss until the warrant is exercised, extinguished, or expires. If the warrant does not meet the characteristics of a liability or a derivative, we classify the warrant as equity, and record the warrant at its fair value on the date of issuance. The fair value of our warrants is estimated using the Black-Scholes option pricing model which contains estimates and assumptions that require careful consideration and judgment. To date, we have not experienced changes in these estimates and have not had to modify our assumptions.

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

The fair value of our common stock was estimated using a two-step process. First, our enterprise value was established using generally accepted valuation methodologies, such as comparable public company and market adjusted option pricing analysis as well as consideration of company financing transactions. Second, the enterprise value was allocated among the securities that comprise our capital structure using the option-pricing method. The option-pricing method treats all levels of the capital structure as call options on the enterprise’s value, with exercise price based on the “breakpoints” between each of the different claims on the securities. The inputs necessary for the option-pricing model include the current equity value (the enterprise value as previously calculated), breakpoints (the various characteristics for each class of equity, including liquidation preferences and priority distributions, in accordance with our certificate of incorporation, as amended and restated), term, risk-free rate, and volatility.

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

Results of Operations

Years Ended December 31, 2022 and 2021

Our consolidated statements of operations for the years ended December 31, 2022 and 2021 as discussed herein are presented below.

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
OPERATING EXPENSES:
Research and development	$18,994	$13,427	$5,567	41%
Sales, general and administrative	11,468	6,376	5,092	80%
Total operating expenses	30,462	19,803	10,659	54%

Loss from operations	(30,462)	(19,803)	(10,659)	(54)%

Other income (expense), net:
Interest expense	—	(883)	883	100%
Change in fair value of warrant liability	—	(1,581)	1,581	100%
Change in fair value of derivative liability	—	121	(121)	(100)%
Forgiveness of Paycheck Protection Program Loan	—	351	(351)	(100)%
Interest and other income, net	133	22	111	505%
Other income (expense), net	133	(1,970)	2,103	107%

Net loss	$(30,329)	$(21,773)	$(8,556)	(39)%

Research and Development

Research and development expenses totaled $19.0 million and $13.4 million for the years ended December 31, 2022 and 2021, respectively. This increase of $5.6 million was due primarily to the growth of the Company and its activities. Research and development expenses for the year ended December 31, 2022 included expenses related to employee compensation of $9.4 million, other professional fees of $6.7 million, tools and equipment expenses of $2.0 million, rent of $0.2 million, depreciation and amortization of $0.1 million, and other expenses of $0.6 million. Research and development expenses for the year ended December 31, 2021 included expenses related to employee compensation of $6.0 million, tools and equipment expenses of $1.0 million, other professional fees of $5.9 million, rent of $0.1 million, depreciation and amortization of $0.1 million, and other expenses of $0.3 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $11.5 million and $6.4 million for the years ended December 31, 2022 and 2021, respectively. This increase of $5.1 million was due primarily to the growth of the Company and its activities. Sales, general and administrative expenses for the year ended December 31, 2022 included expenses related to employee and board of director compensation of $6.1 million, professional and consulting fees of $2.5 million, rent of $0.1 million, insurance of $1.3 million, and other expenses of $1.5 million. Sales, general and administrative expenses for the year ended December 31, 2021 included expenses related to employee and board of director compensation of $3.2 million, professional and consulting fees of $1.7 million, and other expenses of $1.5 million.

Loss from Operations

Loss from operations was $30.5 million for the year ended December 31, 2022, as compared to $19.8 million for the year ended December 31, 2021.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2022 was a net other income of $0.1 million as compared to a net other expense of $2.0 million for the year ended December 31, 2021. Other income (expense), net for the year ended December 31, 2022 reflected the net interest income on short-term investments. Other income (expense), net for the year ended December 31, 2021 included interest expense of $0.9 million related to the accrual of interest and amortization of debt discounts on the convertible promissory notes and $1.6 million related to the change in the fair value of warrant liability, which were partially offset by $0.1 million related to the change in fair value of the derivative liability and forgiveness of the Paycheck Protection Program Loan of $0.4 million.

Net Loss

As a result of the foregoing, net loss was $30.3 million for the year ended December 31, 2022, as compared to $21.8 million for the year ended December 31, 2021.

Liquidity and Capital Resources

At December 31, 2022, we had cash, cash equivalents $10.8 million. During the year ended December 31, 2022, the Company used $24.9 million of cash in our operating activities. Our cash and short-term investments are not expected to be sufficient to enable us to complete the development and commercialization of our first proposed commercial product, the Evie Ring. In August 2022, we entered into an at-the-market issuance (“ATM”) agreement with B. Riley Securities Inc., or B. Riley, to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program under which B. Riley acts as sales agent. During the year ended December 31, 2022, the Company sold an aggregate of 810,400 shares of common stock through the ATM program for proceeds of approximately $2.2 million, net of commissions paid. Approximately $47.7 million remains available on the ATM equity offering program at December 31, 2022. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	advance the engineering design and development of the Evie Ring and other potential products;

●	prepare applications required for marketing approval of the Evie Ring in the United States;

●	develop our plans for manufacturing, distributing and marketing the Evie Ring and other potential products; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development, planned commercialization efforts and our operation as a public company.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts or it may become impossible for us to remain in operation. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or applications or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Our consolidated financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021

Net cash used in operating activities	$(24,902)	$(16,183)
Net cash provided by/(used in) investing activities	15,724	(16,699)
Net cash used in financing activities	2,262	44,847
Net increase/(decrease) in cash and cash equivalents	$(6,916)	$11,965

Operating Activities

During the year ended December 31, 2022, the Company used cash of $24.9 million in operating activities, as compared to $16.2 million used in operating activities during the year ended December 31, 2021.

The $24.9 million used in operating activities during the year ended December 31, 2022 was primarily attributable to our net loss of $30.3 million and changes in our operating assets and liabilities totaling $2.1 million. These items were offset by non-cash items, including stock-based compensation of $3.1 million, depreciation of $0.1 million and accretion of discount on short-term investments of $0.1 million.

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

Investing Activities

During the year ended December 31, 2022 the Company was provided cash of $15.7 million in investing activities, consisting of $15.8 million in maturities of short-term investments and offset by $0.1 million for the purchase of office and laboratory equipment.

During the year ended December 31, 2021 the Company used cash of $16.7 million in investing activities, consisting of $23.6 million in purchases of marketable securities and $0.6 million for the purchase of office and laboratory equipment, offset by maturities of short-term investments of $7.5 million.

Financing Activities

During the year ended December 31, 2022, the Company was provided cash of $2.3 million from financing activities, comprised of $2.3 million from the issuance of common stock.

During the year ended December 31, 2021, the Company was provided cash of $44.8 million from financing activities, comprised of $44.7 million from the net proceeds of our initial public offering and $0.1 million from the issuance of common stock.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the foreseeable future as we continue the development of our Evie Ring and other products in development. We will require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in and to further develop our general infrastructure, and such funding may not be available to us on acceptable terms or at all.

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

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of operating leases. See Note 13 to the consolidated financial statements for amounts outstanding for operating leases on December 31, 2022.

Off-Balance Sheet Transactions

At December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

The Company also had approximately $0.4 million of non-cancelable contractual commitments as of December 31, 2022, primarily related to its vendor arrangements. These commitments are generally due within one to ten months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Movano Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Movano Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 30, 2023

We have served as the Company’s auditor since 2019.

Movano Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$10,759	$17,675
Short-term investments	—	15,921
Payroll tax credit, current portion	379	166
Prepaid expenses and other current assets	508	1,296
Total current assets	11,646	35,058
Property and equipment, net	443	529
Payroll tax credit, noncurrent portion	667	630
Other assets	487	48
Total assets	$13,243	$36,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$557	$311
Other current liabilities	4,421	2,907
Total current liabilities	4,978	3,218
Noncurrent liabilities:
Early exercised stock option liability	136	281
Other noncurrent liabilities	214	36
Total noncurrent liabilities	350	317
Total liabilities	5,328	3,535

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized at December 31, 2022 and 2021; 33,659,460 and 32,772,060 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	3
Additional paid-in capital	103,009	97,506
Accumulated other comprehensive loss	—	(11)
Accumulated deficit	(95,097)	(64,768)
Total stockholders’ equity	7,915	32,730
Total liabilities and stockholders’ equity	$13,243	$36,265

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
OPERATING EXPENSES:
Research and development	$18,994	$13,427
Sales, general and administrative	11,468	6,376
Total operating expenses	30,462	19,803

Loss from operations	(30,462)	(19,803)

Other income (expense), net:
Interest expense	—	(883)
Change in fair value of warrant liability	—	(1,581)
Change in fair value of derivative liability	—	121
Forgiveness of Paycheck Protection Program Loan	—	351
Interest and other income, net	133	22

Other income (expense), net	133	(1,970)

Net loss	(30,329)	(21,773)

Accretion and dividends on redeemable convertible preferred stock	—	(2,489)
Net loss attributable to common stockholders	$(30,329)	$(24,262)

Net loss	$(30,329)	$(21,773)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	—	(11)
Total comprehensive loss	$(30,329)	$(21,784)

Net loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(0.92)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,025,721	26,298,032

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock						Additional	Accumulated Other		Total Stockholders’
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2020	2,692,253	$13,856	4,942,319	$18,962	6,393,069	$1	$—	$—	$(40,881)	$(40,880)
Stock-based compensation	—	—	—	—	—	—	1,854	—	—	1,854
Accretion of Series A and Series B redeemable convertible preferred stock	—	686	—	1,803	—	—	(2,489)	—	—	(2,489)
Issuance of common stock upon exercise of options	—	—	—	—	134,541	—	49	—	—	49
Vesting of early exercised stock options	—	—	—	—	—	—	163	—	—	163
Reclassification of negative additional paid-in capital	—	—	—	—	—	—	2,114	—	(2,114)	—
Conversion of preferred stock to common stock upon initial public offering	(2,692,253)	(14,542)	(4,942,319)	(20,765)	11,436,956	1	35,306	—	—	35,307
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	9,775,000	1	41,924	—	—	41,925
Issuance of underwriter warrants upon initial public offering	—	—	—	—	—	—	2,349	—	—	2,349
Reclassification of liability-classified warrants upon initial public offering	—	—	—	—	—	—	3,130	—	—	3,130
Conversion of convertible promissory notes and accrued interest upon initial public offering	—	—	—	—	5,015,494	—	12,550	—	—	12,550
Issuance of common stock for nonemployee services	—	—	—	—	17,000	—	85	—	—	85
Beneficial conversion feature upon issuance of convertible promissory note	—	—	—	—	—	—	471	—	—	471
Other comprehensive loss	—	—	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	—	—	(21,773)	(21,773)
Balance at December 31, 2021	—	$—	—	$—	32,772,060	$3	$97,506	$(11)	$(64,768)	$32,730
Stock-based compensation	—	—	—	—	—	—	3,096	—	—	3,096
Issuance of common stock	—	—	—	—	810,400	—	2,231	—	—	2,231
Issuance of Common Stock upon exercise of options	—	—	—	—	77,000	—	31	—	—	31
Vesting of early exercised stock options	—	—	—	—	—	—	145	—	—	145
Other comprehensive income	—	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	—	(30,329)	(30,329)
Balance at December 31, 2022	—	$—	—	$—	33,659,460	$3	$103,009	$—	$(95,097)	$7,915

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,329)	$(21,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	147	74
Forgiveness of Paycheck Protection Program loan	—	(351)
Stock-based compensation	3,096	1,854
Noncash lease expense	(13)	—
Accretion of debt discount on convertible promissory notes	—	772
Accrued interest on convertible promissory notes	—	115
Accretion of discount on short-term investments	103	202
Non-employee services under convertible promissory notes	—	50
Compensation of non-employee services upon issuance of common stock	—	74
Change in fair value of derivative liability	—	(121)
Change in fair value of warrant liability	—	1,581
Loss on disposal of property and equipment	44	—
Changes in operating assets and liabilities:
Payroll tax credit	(250)	(162)
Prepaid expenses and other current assets	788	(802)
Other assets	(50)	(38)
Accounts payable	246	65
Other current and noncurrent liabilities	1,316	2,277
Net cash used in operating activities	(24,902)	(16,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(105)	(565)
Purchases of short-term investments	—	(23,633)
Maturities of short-term investments	15,829	7,499
Net cash provided by/(used in) investing activities	15,724	(16,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock - net of issuance costs	2,231	76
Issuance of common stock upon exercise of stock options	31	—
Proceeds from issuance of shares upon Initial Public Offering - net of issuance costs	—	44,771
Net cash provided by financing activities	2,262	44,847

Net increase/(decrease) in cash and cash equivalents	(6,916)	11,965
Cash and cash equivalents at beginning of period	17,675	5,710
Cash and cash equivalents at end of period	$10,759	$17,675

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Series A redeemable convertible preferred stock	$—	$686
Accretion of Series B redeemable convertible preferred stock	$—	$1,803
Conversion of preferred stock to common stock upon initial public offering	$—	$35,307
Reclassification of liability-classified warrants upon initial public offering	$—	$3,130
Issuance of underwriter warrants upon initial public offering	$—	$2,349
Issuance of convertible promissory notes for completion of non-employee services	$—	$500
Beneficial conversion feature upon issuance of convertible promissory note	$—	$471
Conversion of convertible promissory notes upon initial public offering	$—	$12,550
Vesting of common stock issued upon early exercise	$145	$136
Issuance of common stock for non-employee services	$—	$11
Reclassification of deferred offering costs upon initial public offering	$—	$497
Property and equipment purchases in other current liabilities	$19	$—

See accompanying notes to consolidated financial statements.

Movano Inc.

Notes to Consolidated Financial Statements

Note 1 – Business Organization, Nature of Operations

Movano Inc., dba Movano Health (the “Company”, “Movano”, “Movano Health”, “we”, “us” or “our”), was incorporated in Delaware on January 30, 2018 as Maestro Sensors Inc. and changed its name to Movano Inc. on August 3, 2018. The Company is in the development-stage and is developing a platform to deliver purpose-driven healthcare solutions at the intersection of medical and consumer devices. Movano is on a mission to make medical grade data more accessible and actionable for all.

The Company’s solutions are being developed to provide vital health information, including heart rate, HRV, sleep, respiration rate, temperature, SpO2, steps, calories as well as glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve their quality of life.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the years ended December 31, 2022 and 2021, respectively.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology. As of December 31, 2022, the Company had not yet completed the development of its product and had not yet recorded any revenues.

In December 2019, a novel coronavirus and the resulting disease (“COVID-19”) was reported, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. In February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic. The Company continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s consolidated financial position or consolidated results of operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 6, 2023, the Company completed a $7.5 million underwritten public offering of 5,340,600 shares of its common stock and warrants to purchase up to 2,670,300 shares of common stock, including the full exercise of the underwriter's overallotment option. The warrants were offered at the rate of one warrant for every two shares of purchased common stock and are exercisable at a price per share of $1.57. The public offering price per share, before the underwriters' discount and commissions, for each share of common stock and accompanying warrant was $1.40. The net proceeds from the offering were approximately $6.85 million (See Note 16).

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through December 31, 2022, the Company has relied primarily on the proceeds from equity offerings to finance its operations. Through December 31, 2022, the Company has received proceeds of approximately $2.2 million from an at-the-market issuance program, and an aggregate offering price amount of approximately $47.7 million remains available to be issued. (See Note 10.) The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $95.1 million as of December 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its product or any commercialization efforts. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for the purchased marketable securities as available-for-sale. After considering the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company carries its available-for-sale short-term investments at fair value. The Company reports the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be credit-related, which are recorded as other income (expense), net in the consolidated statements of operations and comprehensive loss and reports an allowance for credit losses in short-term investments on the balance sheet, if any. The Company determines any realized gains or losses on the sale of short-term investments on a specific identification method and records such gains and losses as a component of other income (expense), net. Interest earned on cash, cash equivalents, and short-term investments is recorded in interest and other income, net in the accompanying consolidated statements of operations and comprehensive loss and was $277,000 and insignificant during the years ended December 31, 2022 and 2021.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. All cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts and institutional money market funds. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of December 31, 2022 at one financial institution that totaled approximately $2.3 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

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

Software Development Costs

Costs related to software development are included in research and development expense until the point that technological feasibility is reached, which, for the Company’s product, will be shortly before the product is released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the product. During the years ended December 31, 2022 and 2021, no development costs were capitalized.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the year ended December 31, 2022 and 2021.

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

Operating lease right of use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Adoption of the new standard resulted in the recording of operating lease liabilities of $429,000 and ROU assets of $380,000 as of January 1, 2022. The difference between the ROU assets and lease liabilities represents the net book value of deferred rent recognized as of December 31, 2021, which was adjusted against the ROU asset upon adoption. The ROU asset is included in other assets on the Company’s consolidated balance sheet. At adoption, operating lease liabilities of $166,000 and $263,000, respectively, were included in other current liabilities and other noncurrent liabilities on the Company’s consolidated balance sheet.

As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in research and development expenses and sales, general and administrative expenses in the consolidated statements of operations and comprehensive loss. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands).

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$8,171	$8,171	$—	$—
Total cash equivalents	$8,171	$8,171	$—	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,830	$16,830	$—	$—
Total cash equivalents	$16,830	$16,830	$—	$—

Short-term investments:
Certificates of deposit	$250	$—	$250	$—
Commercial paper	2,210	—	2,210	—
Corporate notes	12,024	—	12,024	—
Municipal bonds	1,437	—	1,437	—
Total short-term investments	$15,921	$—	$15,921	$—

Note 4 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents:
Cash	$2,588	$845
Money market funds	8,171	16,830
Total cash and cash equivalents	$10,759	$17,675

Short-term investments:
Certificates of deposit	$—	$250
Commercial paper	—	2,210
Corporate notes	—	12,024
Municipal bonds	—	1,437
Total short-term investments	$—	$15,921

The following table summarizes the unrealized gains and losses related to short-term investments classified as available-for-sale on the Company’s consolidated balance sheet at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Short-term investments:
Certificates of deposit	$250	$—	$—	$250
Commercial paper	2,210	—	—	2,210
Corporate notes	12,035	—	(11)	12,024
Municipal bonds	1,437	—	—	1,437
Total short-term investments	$15,932	$—	$(11)	$15,921

As of December 31, 2022, the Company does not have any remaining available-for-sale short-term investments.

No sales of available-for-sale short-term investments occurred during the years ended December 31, 2022 and 2021, respectively.

Note 5 – Property and Equipment

Property and equipment, net, as of December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31,
	2022	2021
Office equipment and furniture	$263	$237
Software	131	115
Test equipment	277	278
Total property and equipment	671	630
Less: accumulated depreciation	(228)	(101)
Total property and equipment, net	$443	$529

Total depreciation and amortization expense related to property and equipment for the years ended December 31, 2022 and 2021 was approximately $147,000 and $74,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$2,708	$2,211
Accrued severance payment	517	—
Accrued research and development	536	289
Accrued vacation	243	276
Lease liabilities, current portion	212	—
Other	205	131
Total other current liabilities	$4,421	$2,907

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

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

On various dates between February 2020 and December 2020, the Company received total proceeds of approximately $11.8 million from the issuance of subordinated convertible promissory notes (“Convertible Notes”) to investors. The Convertible Notes accrued interest at 4% per year and the principal balance of the Convertible Notes, plus all accrued interest would have been due on February 28, 2022 (the “Maturity Date”).

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

As of December 31, 2020, Convertible Notes totaling approximately $247,000 were issued to nonemployees in exchange for services. As of December 31, 2020, future services of $500,000 of the original $747,000 had not been fully completed. A portion of those services that had been completed were recorded as a component of other noncurrent liabilities of $150,000 at December 31, 2020.

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

The sum of the fair value of the warrants, the fair value of the embedded redemption derivative liability, issuance costs, BCF and commission payments for the Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the year ended December 31, 2021, the Company recognized interest expense of $0.8 million from the accretion of those debt discounts, respectively.

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

The changes in the fair value of the derivative liability for the year ended December 31, 2021 is presented as follows (in thousands):

Warrant Issuance	December 31, 2020	Fair Value at issuance date	Change in fair value	December 31, 2021
Derivative liability	$121	—	(121)	$—

Note 9 – REDEEMABLE Convertible Preferred Stock

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

Note 10 – Common Stock

As of December 31, 2022 and 2021, the Company was authorized to issue 75,000,000 shares of common stock with a par value of $0.0001 per share, and 33,659,460 and 32,772,060 shares were issued and outstanding, respectively.

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

During the year ended December 31, 2022, the Company issued and sold an aggregate of 810,400 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $2.84 per share and received net proceeds of $2.2 million. As of December 31, 2022, an aggregate offering price amount of approximately $47.7 million remains available to be issued and sold under the Issuance Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at December 31, 2022 is summarized as follows:

December 31, 2022
Warrants to purchase common stock	1,938,143
Stock options outstanding	6,919,894
Stock options available for future grants	6,711,065
Total	15,569,102

Restricted Stock Purchase Agreements

In 2018, 400,000 shares of common stock were issued to the Company’s founder at inception pursuant to a Restricted Stock Purchase Agreement. The Restricted Stock Purchase Agreement stipulates that in the event of the voluntary or involuntary termination of the Company’s founder’s continuous service status for any reason (including death or disability), with or without cause, the Company or its assignees(s) shall have an option (“Repurchase Option”) to repurchase all or any portion of the shares held by the Purchaser as of the termination date which have not yet been released from the Company’s Repurchase Option at the original purchase price of $0.0125 per share. Shares are to be released from the Repurchase Option over four years. The initial 12/48ths of the shares were released on January 30, 2019, and an additional 1/48th of the shares are being released monthly thereafter. As of December 31, 2022 and 2021, no and 8,333 of the shares issued to the Company’s founder remain subject to the Repurchase Option, respectively. These shares were originally purchased by the Company’s founder at $0.0125 per share.

In 2018, 3,640,000 shares of common stock were also issued pursuant to a Restricted Stock Purchase Agreement. The holders of these shares are considered related parties of the Company because the holders are directly related either to the founder or to the former legal counsel of the Company. The same terms described above apply to these issuances. As of December 31, 2022 and 2021, no and 75,833 of the shares issued to these holders remain subject to the Repurchase Option, respectively. These shares were originally purchased by the holders at $0.0125 per share.

Early Exercised Stock Option Liability

The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements. During the years ended December 31, 2022 and 2021, no and 50,000 shares of common stock were issued upon the early exercise of common stock options.

As of December 31, 2022 and 2021, the Company has recorded a repurchase liability for approximately $136,000 and $281,000 for 266,147 and 567,397 shares that remain unvested, respectively. The weighted average remaining vesting period at December 31, 2022 is approximately 1.09 years.

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

The following is a summary of the Company’s warrant activity for the years ended December 31, 2022 and 2021:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2021	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, December 31, 2022	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	—	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	—	956,973	March 2026
			1,938,143	—	—	—	—	1,938,143

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2020	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, December 31, 2021	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	242,847	—	—	—	50,195	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	—	52,500	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	414,270	—	—	—	49,528	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	214,050	—	—	(42,220)	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	—	956,973	—	—	—	956,973	March 2026
			871,167	1,009,473	—	(42,220)	99,723	1,938,143

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

There were no warrants classified as liabilities outstanding as of December 31, 2022 and 2021.

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

Warrants Classified as Equity

Certain warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model with the following assumptions. The fair value as determined at the issuance date is recorded as an issuance cost of the related stock. Those warrants and the assumptions used to calculate the fair value at issuance are as follows for the warrants issued during the year ended December 31, 2021. There were no warrants issued during the year ended December 31, 2022.

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

As of December 31, 2022, the Company had 5,424,815 shares available for future grant under the 2019 Plan.

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

As of December 31, 2022, the Company had 1,286,250 shares available for future grant under the Inducement Plan.

Stock Options

Stock option activity for the years ended December 31, 2022 and 2021 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2020	3,188,011	$0.66	9.0 years	$8,155
Granted	2,684,500	$4.05
Exercised	(134,541)	$0.56
Cancelled	(145,833)	$0.59
Outstanding at December 31, 2021	5,592,137	$2.29	8.6 years	$9,912
Granted	2,525,000	$2.77
Exercised	(77,000)	$0.40
Cancelled	(1,120,243)	$3.15
Outstanding at December 31, 2022	6,919,894	$2.34	8.2 years	$2,034

Exercisable as of December 31, 2022	3,762,779	$1.74	7.7 years	$1,826

Vested and expected to vest as of December 31, 2022	6,769,694	$2.32	8.2 years	$1,988

The weighted-average grant date fair value of options granted during the years ended December 31, 2022, and 2021 was $1.48 and $2.54 per share, respectively. During the years ended December 31, 2022 and 2021, 77,000 and 134,531 options were exercised for proceeds of $31,000 and $0.1 million, respectively. The fair value of the 1,707,794 and 839,380 options that vested during the years ended December 31, 2022 and 2021 was approximately $3.2 million and $0.7 million, respectively.

On June 21, 2022, the Company granted an award of 100,000 options to the Company’s founder at an exercise price of $5.00 per share. The options will vest in full upon the shipment of 20,000 product units on or before June 30, 2023. If the shipments have not occurred by June 30, 2023, the options will be cancelled and forfeited. For year ended December 31, 2022, the Company has not recognized stock compensation expense of approximately $0.1 million related to this award as the successful achievement of the performance conditions is not yet probable.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021

Dividend yield	—%	—%
Expected volatility	61.97%	66.38%
Risk-free interest rate	2.78%	0.93%
Expected life	6.07 years	6.05 years

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

The Company has recorded stock-based compensation expense for the years ended December 31, 2022 and 2021 related to the issuance of stock option awards to employees and nonemployees in the consolidated statement of operations and comprehensive loss as follows:

	Year Ended December 31,
	2022	2021
Research and development	$1,169	$716
Sales, general and administrative	1,927	1,138
	$3,096	$1,854

As of December 31, 2022, unamortized compensation expense related to unvested stock options was approximately $6.6 million, which is expected to be recognized over a weighted average period of 2.6 years.

Note 13 – Commitments and Contingencies

Operating Leases

As of December 31, 2022, the Company had one office lease for the Corporate headquarters and laboratory space.

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

The components of lease expense and supplemental cash flow information as of and for the year ended December 31, 2022 are as follows (in thousands):

Operating leases	As of December 31, 2022
Right-of-use assets	$389
Operating lease liabilities - Short-term	$212
Operating lease liabilities - Long-term	$214

Year Ended
December 31, 2022
Lease Cost:
Operating lease cost	$226

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$209
Weighted average remaining lease term - operating leases (in years)	1.97
Average discount rate - operating lease	10.00%

Future minimum lease payments for this new corporate office space lease are as follows as of December 31, 2022 (in thousands):

2023	$242
2024	203
2025	27
Total lease payments	472
Less: Interest	(46)
Total operating lease liability	$426

Rent expense for the years ended December 31, 2022 and 2021 was $226,000 and $154,000, respectively.

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

No amounts associated with such indemnifications have been recorded as of December 31, 2022.

Non-cancelable Obligations

The Company also had $0.4 million of non-cancelable contractual commitments as of December 31, 2022, primarily related to its vendor arrangements. These commitments are generally due within one to ten months.

NOTE 14 – INCOME TAXES

For the years ended December 31, 2022 and 2021, no U.S. provision or benefit for income taxes was recorded and an insignificant amount of Ireland provision for income taxes for the year ended December 31, 2022 was offset by credits.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal rate as follows:

	Year Ended December 31,
	2022	2021
US federal provision (benefit)
At statutory rate	21%	21%
Valuation allowance	(22)%	(18)%
Changes in stock-based compensation, fair value of warrants and derivative liability and interest expense for convertible promissory notes	(1)%	(3)%
Other	1%	1%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Gross deferred tax assets:
Net operating loss carryforwards	$10,040	$7,765
Research and development credit carryforward	1,434	712
Capitalized research and development	3,444	—
Accrued bonus	464	403
Stock-based compensation	590	72
Lease liabilities	90	—
Other	53	76
Total gross deferred tax assets	16,115	9,029
Less valuation allowance	(16,024)	(9,022)
Total net deferred tax assets	91	7

Deferred tax liabilities:
Property and equipment	(9)	(7)
Right-of-use assets	(82)	—
Total deferred tax liabilities	(91)	(7)

Net deferred tax assets	$—	$—

During 2022 and 2021, the Company has maintained a valuation allowance against the net deferred tax assets due to the uncertainty surrounding the realization of those assets. The Company periodically evaluates the recoverability of the deferred tax assets and, when it is determined to be more-likely-than-not that the deferred tax assets are realizable, the valuation allowance is reduced. The valuation allowance increased by approximately $7,002,000 and $4,034,000 during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company has federal net operating loss carryforwards of approximately $48.5 million and $37.4 million, respectively, all of which do not expire. The net operating loss carryforwards may be available to offset future taxable income for income tax purposes.

As of December 31, 2022 and 2021, the Company has federal research and development (“R&D”) credit carryforwards of approximately $1,179,000 and $565,000, respectively. The federal R&D credits begin to expire in 2039.

As of December 31, 2022 and 2021, the Company has California R&D credit carryforwards of approximately $1,066,000 and $640,000, respectively. The California R&D credits do not expire.

In accordance with the 2017 Tax Act, research and experimental, or R&E, expenses under IRC Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses.

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

Total gross unrecognized tax benefit liabilities as of December 31, 2022 and 2021 were approximately $811,000 and $487,000, respectively, related to Federal and California R&D credits. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits, which, if recognized would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision (benefit) in the statements of operations and comprehensive loss. The Company had no accrued interest and penalties related to unrecognized tax benefits as of December 31, 2022.

The following is a rollforward of the total gross unrecognized tax benefits for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021

Beginning Balance	$487	$289
Gross Increases - Tax Position in Prior Periods	1	—
Gross Increases - Tax Position in Current Period	323	198

Ending Balance	$811	$487

All tax years remain subject to examination by the U.S. federal and state taxing authorities due to the Company’s net operating losses and R&D credit carry carryforwards.

Note 15 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table computes the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2022 and 2021 is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(30,329)	$(21,773)
Accretion and dividends on redeemable convertible preferred stock	—	(2,489)
Net loss attributable to common stockholders	$(30,329)	$(24,262)
Denominator:
Weighted-average common shares outstanding	33,025,721	26,298,032

Net loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(0.92)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021 because including them would have been antidilutive are as follows:

	Year Ended December 31,
	2022	2021

Non-vested shares under restricted stock grants	-	84,167
Shares subject to options to purchase common stock	6,769,694	5,541,937
Shares subject to warrants to purchase common stock	1,938,143	1,938,143
Total	8,707,837	7,564,247

For the years ended December 31, 2022 and 2021, performance based option awards for 150,200 and 50,200 shares of common stock, respectively, are not included in in the table above or considered in the calculation of diluted earnings per share until the performance conditions of the option award are considered probable by the Company.

Note 16 – Subsequent Events

On February 6, 2023, the Company completed a $7.5 million underwritten public offering of 5,340,600 shares of its common stock and warrants to purchase up to 2,670,300 shares of common stock, including the full exercise of the underwriter's overallotment option. The warrants were offered at the rate of one warrant for every two shares of purchased common stock and are exercisable at a price per share of $1.57 and expire five years after the date of issuance. Beginning on the one-year anniversary of the close of the offering, all outstanding warrants may be redeemed at the option of the Company, in whole or in part on a pro-rata basis, at the redemption price of $0.025 per warrant, provided that (i) the closing price of the Company’s common stock has equaled or exceeded $4.87 per share for ten consecutive trading days and (ii) the daily trading volume of the common stock on the Company’s primary trading market exceeded 100,000 shares on each of such ten trading days. The public offering price per share, before the underwriters' discount and commissions, for each share of common stock and accompanying warrant was $1.40. All of the securities in the underwritten public offering were sold by the Company. The warrants will not be listed on any securities exchange or other nationally recognized trading system. The net proceeds from the offering were approximately $6.85 million.

During February 2023, the Company granted common stock option awards to non-executive employees, covering a total of 60,000 shares of common stock, at an exercise price of $1.37 per share.

During February 2023, the Board approved the amendment of 293,042 Preferred A Placement Warrants to extend the maturity date by six months for each warrant and to remove the cashless exercise provision in the warrant agreements. The amended maturity dates for 234,197 and 58,845 Preferred A Placement Warrants will be in September 2023 and October 2023, respectively.

During January and February 2023, the Company issued common stock upon the exercise of 245,855 common stock option awards at a weighted average exercise price of $0.44 and proceeds of $0.1 million.

During March 2023, the Company granted common stock option awards to executive employees, covering a total of 562,875 shares of common stock and to non-executive employees for a total of 662,500 shares of common stock. The exercise price is $1.29 per share.

During March 2023, the Company sold 2,070,616 shares of common stock under the ATM equity offering program at a weighted average price of $1.36 per share for gross proceeds of approximately $2.8 million.

During March 2023, the Preferred A Lead Investor Warrants for 52,500 shares of common stock expired.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2022, our disclosure controls and procedures were ineffective.

As of December 31, 2022, we had a material weakness in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weakness at December 31, 2022: ineffective design and operation of our financial close and reporting controls. Specifically, we did not design and maintain effective controls over certain account reviews and analyses and certain information technology general controls. The material weakness did not result in any identified misstatements to the consolidated financial statements and there were no changes in previously released financial results.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2022: ineffective design and operation of our financial close and reporting controls. Specifically, we did not design and maintain effective controls over certain account reviews and analyses and certain information technology general controls. The material weakness did not result in any identified misstatements to the consolidated financial statements and there were no changes in previously released financial results. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.	Exhibit Index (The exhibits required to be filed as a part of this Report are listed in the Exhibit Index).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	SEC File/ Registration Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	March 25, 2021	001-40254
3.2	Amended and Restated Bylaws of the Registrant		8-K	3.2	March 25, 2021	001-40254
4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1/A	4.1	March 10, 2021	333-252671
4.2	Form of Underwriter Warrant		S-1/A	4.2	March 10, 2021	333-252671
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering		S-1	4.3	February 2, 2021	333-252671
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering		S-1	4.4	February 2, 2021	333-252671
4.5	Form of Warrant to Purchase Common Stock issued in 2020		S-1	4.6	February 2, 2021	333-252671
4.6	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	4.6	March 30, 2022	001-40254
4.7	Form of Warrant to Purchase Common Stock		8-K	4.1	January 31, 2023	001-40254
4.8	Warrant Agent Agreement, dated January 31, 2023, by and between the Company and Pacific Stock Transfer Company		8-K	4.2	January 31, 2023	001-40254
10.1	Movano Inc. Amended and Restated 2019 Omnibus Incentive Plan †		S-1/A	10.1	March 10, 2021	333-252671
10.2	Form of Stock Option Award Agreement under 2019 Omnibus Incentive Plan †		S-1	10.2	February 2, 2021	333-252671
10.3	Non-Employee Director Compensation Policy †		10-K	10.3	March 30, 2022	001-40254
10.4	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers †		S-1	10.4	February 2, 2021	333-252671
10.5	Offer Letter, dated November 29, 2019, by and between the Registrant and Michael Leabman †		S-1	10.5	February 2, 2021	333-252671
10.6	Offer Letter, dated November 29, 2019, by and between the Registrant and J. Cogan †		S-1	10.7	February 2, 2021	333-252671

10.7	Form of 2020 Note Purchase Agreement		S-1	10.16	February 2, 2021	333-252671
10.8	Amended and Restated Lead Investor Agreement, dated August 27, 2020, between the Registrant and Maestro Venture Partners, LLC		S-1	10.17	February 2, 2021	333-252671
10.9	Offer Letter, dated February 8, 2021, by and between the Registrant and John Mastrototaro †		S-1/A	10.17	March 10, 2021	333-252671
10.10	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and Michael Leabman †		S-1/A	10.18	March 10, 2021	333-252671
10.11	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and J. Cogan †		S-1/A	10.20	March 10, 2021	333-252671
10.12	Amendment No. 1 to Movano Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022) †		8-K	10.1	June 22, 2022	001-40254
10.13	At the Market Issuance Agreement, dated August 15, 2022 by and between the Company, as issuer, and B. Riley Securities, Inc. as sale agent		10-Q	1.1	August 15, 2022	001-40254
21.1	Subsidiaries of the Company	x
23.1	Consent of Moss Adams, LLP	x
24.1	Power of Attorney (included on signature page)	x
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	x
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	x
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Movano, Inc.

Dated: March 30, 2023	By:	/s/ John Mastrototaro
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

Signatures	Title	Date

/s/ John Mastrototaro	Chief Executive Officer and Director	March 30, 2023
John Mastrototaro	(Principal Executive Officer)

/s/ J. Cogan	Chief Financial Officer	March 30, 2023
J. Cogan	(Principal Financial and Accounting Officer)

/s/ Emily Wang Fairbairn	Director	March 30, 2023
Emily Wang Fairbairn

/s/ Brian Cullinan	Director	March 30, 2023
Brian Cullinan

/s/ Rubén Caballero	Director	March 30, 2023
Rubén Caballero

/s/ Michael Leabman	Director	March 30, 2023
Michael Leabman

/s/ Nan Kirsten Forte	Director	March 30, 2023
Nan Kirsten Forte