Form 10-Q
period 2023-03-31
Movano Inc.
filed 2023-05-15
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of May 8, 2023, there were 41,446,661 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$14,269	$10,759
Payroll tax credit, current portion	289	379
Prepaid expenses and other current assets	669	508
Total current assets	15,227	11,646
Property and equipment, net	418	443
Payroll tax credit, noncurrent portion	667	667
Other assets	442	487
Total assets	$16,754	$13,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$540	$557
Other current liabilities	4,800	4,421
Total current liabilities	5,340	4,978
Noncurrent liabilities:
Early exercised stock option liability	102	136
Other noncurrent liabilities	168	214
Total noncurrent liabilities	270	350
Total liabilities	5,610	5,328

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized at March 31, 2023 and December 31, 2022; 41,377,867 and 33,659,460 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	113,333	103,009
Accumulated deficit	(102,193)	(95,097)
Total stockholders’ equity	11,144	7,915
Total liabilities and stockholders’ equity	$16,754	$13,243

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING EXPENSES:
Research and development	$3,894	$4,591
Sales, general and administrative	3,309	2,347
Total operating expenses	7,203	6,938

Loss from operations	(7,203)	(6,938)

Other income (expense), net:
Interest and other income, net	107	6
Other income (expense), net	107	6

Net loss	$(7,096)	$(6,932)

Net loss	$(7,096)	$(6,932)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	—	(19)
Total comprehensive loss	$(7,096)	$(6,951)

Net loss per share, basic and diluted	$(0.19)	$(0.21)

Weighted average shares used in computing net loss per share, basic and diluted	37,541,070	32,744,004

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
Three Months Ended March 31, 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	32,772,060	$3	$97,506	$(11)	$(64,768)	$32,730
Stock-based compensation	—	—	715	—	—	715
Vesting of early exercised stock options	—	—	40	—	—	40
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(6,932)	(6,932)
Balance at March 31, 2022	32,772,060	$3	$98,261	$(30)	$(71,700)	$26,534

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
Three Months Ended March 31, 2023	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	33,659,460	$3	$103,009	$—	$(95,097)	$7,915
Stock-based compensation	—	—	724	—	—	724
Issuance of common stock upon public offering, net of issuance costs	5,340,600	1	5,179	—	—	5,179
Issuance of warrants upon public offering	—	—	1,473	—	—	1,473
Issuance of common stock	2,131,952	—	2,805	—	—	2,805
Issuance of common stock upon exercise of options	245,855	—	109	—	—	109
Vesting of early exercised stock options	—	—	34	—	—	34
Net loss	—	—	—	—	(7,096)	(7,096)
Balance at March 31, 2023	41,377,867	$4	$113,333	$—	$(102,193)	$11,144

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,096)	$(6,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38	35
Stock-based compensation	724	715
Noncash lease expense	(3)	(3)
Accretion of discount on short-term investments	—	62
Changes in operating assets and liabilities:
Payroll tax credit	90	1
Prepaid expenses and other current assets	(161)	1,079
Other assets	—	(762)
Accounts payable	(53)	338
Other current and noncurrent liabilities	381	(315)
Net cash used in operating activities	(6,080)	(5,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13)	(42)
Maturities of short-term investments	—	6,591
Net cash provided by (used in) investing activities	(13)	6,549

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock upon public offering, net of issuance costs	6,689	—
Issuance of common stock, net of issuance costs	2,805	—
Issuance of common stock upon exercise of stock options	109	—
Net cash provided by financing activities	9,603	—

Net increase in cash and cash equivalents	3,510	767
Cash and cash equivalents at beginning of period	10,759	17,675
Cash and cash equivalents at end of period	$14,269	$18,442

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$34	$40
Unpaid issuance costs recorded in accounts payable	$36	$—
Issuance of warrants upon public offering	$1,473	$—

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Note 1 – Business Organization, Nature of Operations

Movano Inc., dba Movano Health (the “Company”, “Movano”, “Movano Health”, “we”, “us” or “our”) was incorporated in Delaware on January 30, 2018 as Maestro Sensors Inc. and changed its name to Movano Inc. on August 3, 2018. The Company is in the development-stage and is developing a platform to deliver purpose-driven healthcare solutions at the intersection of medical and consumer devices. Movano is on a mission to make medical grade data more accessible and actionable for all.

The Company’s solutions are being developed to provide vital health information, including heart rate, heart rate variability (HRV), sleep, respiration rate, temperature, blood oxygen saturation (SpO2), steps, and calories as well as glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve their quality of life.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the three months ended March 31, 2023 and 2022, respectively.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology. As of March 31, 2023, the Company had not yet completed the development of its product and had not yet recorded any revenues.

On February 6, 2023, the Company completed a $7.5 million underwritten public offering of 5,340,600 shares of its common stock and warrants to purchase up to 2,670,300 shares of common stock, including the full exercise of the underwriter’s overallotment option. The warrants were offered at the rate of one warrant for every two shares of purchased common stock and are exercisable at a price per share of $1.57. The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock and accompanying warrant was $1.40. The net proceeds from the offering were approximately $6.7 million (See Note 8).

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through March 31, 2023, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $102.2 million as of March 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its product or any commercialization efforts. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Intercompany transactions are eliminated in the condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on March 30, 2023 with the United States Securities and Exchange Commission (the SEC).

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods.

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock, stock options and warrants, and income taxes. Estimates are periodically reviewed considering changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash primarily in money market funds, commercial paper and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company did not hold any short-term investments.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of March 31, 2023 at one financial institution that totaled approximately $0.1 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

The Company is dependent on third-party manufacturers to supply products for research and development activities. These programs could be adversely affected by a significant interruption in the supply of such materials.

The Company has no financial instruments with off-balance sheet risk of loss.

Warrants

Warrants are accounted for as either equity-classified or liability-classified instructions based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financing instruments and met the definition of a derivative or a liability and whether the warrants meet all the requirements for equity classification. The assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. If the warrant does meet the characteristics of a liability or a derivative, the warrant is measured at fair value. The derivative liabilities are remeasured at each period end, on a recurring basis, to the estimated fair value with the changes in fair value reflected as current period income or loss until the warrant is exercised, extinguished, or expires. If the warrant does not meet the characteristics of a liability or a derivative, the warrant is classified as equity and recorded at its fair value on the date of issuance. The fair value of is estimated using the Black-Scholes option pricing model or the Monte Carlo methodology which contain estimates and assumptions that require careful consideration and judgment.

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

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company's condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate.

For leases which do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considers relevant banking rates and the Company’s costs incurred for underwriting discounts and financing costs in its previous equity financings. The ROU assets also include any lease payments made and exclude lease incentives. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately. Short-term leases of twelve months or less, if any. are expensed as incurred which approximates the straight-line basis due to the short-term nature of the leases.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three months ended March 31, 2023 and 2022.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock, resulting in fewer embedded conversion features being recognized separately from their host contracts. The pronouncement also revises the derivatives scope exception for contracts in an entity’s own equity and improves the consistency of earnings per share calculations as that relates to convertible instruments. The Company has early-adopted this pronouncement as of January 1, 2023 using the modified retrospective method of transition. The adoption did not have any impact on the Company’s condensed consolidated financials.

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

For the three months ended March 31, 2023 and 2022

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

The Company measures its cash equivalents at fair value. The Company classifies its cash equivalents within Level 1 or Level 2 because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily-available pricing sources for the identical underlying security that may not be actively traded.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts of prepaid expenses, payroll tax credit, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

Fair Value Measurements

	March 31, 2023
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$13,804	$13,804	$—	$—
Total cash equivalents	$13,804	$13,804	$—	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$8,171	$8,171	$—	$—
Total cash equivalents	$8,171	$8,171	$—	$—

Note 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents:
Cash	$465	$2,588
Money market funds	13,804	8,171
Total cash and cash equivalents	$14,269	$10,759

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Note 5 – Property and Equipment

Property and equipment, net, as of March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Office equipment and furniture	$263	$263
Software	144	131
Test equipment	277	277
Total property and equipment	684	671
Less: accumulated depreciation	(266)	(228)
Total property and equipment, net	$418	$443

Total depreciation and amortization expense related to property and equipment for the three months ended March 31, 2023 and 2022 was approximately $38,000 and $35,000.

Note 6 – Other Current Liabilities

Other current liabilities as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued compensation	$3,167	$2,708
Accrued severance payment	289	517
Accrued research and development	485	536
Accrued vacation	274	243
Accrued professional services	170	—
Lease liabilities, current portion	209	212
Other	206	205
	$4,800	$4,421

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Note 7 – REDEEMABLE Convertible Preferred Stock

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

Note 8 – Common Stock

As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 75,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, 41,377,867 and 33,659,460 shares were outstanding, respectively.

January and February 2023 Issuance of Common Stock

On February 6, 2023, the Company completed a $7.5 million underwritten public offering of 5,340,600 shares of its common stock and warrants to purchase up to 2,670,300 shares of common stock, including the full exercise of the underwriter’s overallotment option. The warrants were offered at the rate of one warrant for every two shares of purchased common stock and are exercisable at a price per share of $1.57 (See Note 9). The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock and accompanying warrant was $1.40. The Company used the relative fair value method to allocate the gross proceeds of approximately $7.5 million between the common stock and the warrants. The net proceeds from the offering were approximately $6.7 million after the deduction of underwriting discounts, commissions and other offering expenses that were approximately $0.8 million. The Company recorded the fair value of the warrants of $1.5 million as additional costs of issuance, thus reducing the net proceeds of $6.7 million to $5.2 million as presented in the accompanying condensed consolidated statements of stockholders’ equity.

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

During the three months ended March 31, 2023, the Company issued and sold an aggregate of 2,131,952 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $1.36 per share and received net proceeds of $2.8 million. As of March 31, 2023, an aggregate offering price amount of approximately $44.8 million remains available to be issued and sold under the Issuance Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at March 31, 2023 is summarized as follows:

March 31,
2023
Warrants to purchase common stock	4,555,643
Stock options outstanding	8,030,655
Stock options available for future grants	5,354,449
Total	17,940,747

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Early Exercised Stock Option Liability

During the three months ended March 31, 2023 and 2022, no shares were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements.

As of March 31, 2023 and December 31, 2022, the Company has recorded a repurchase liability for approximately $102,000 and $136,000 for 193,960 and 266,147 shares that remain unvested, respectively. The weighted average remaining vesting period is approximately 1 year.

Note 9 – Common Stock Warrants

During February 2023, the Board approved the amendment of 293,042 Preferred A Placement Warrants to extend the maturity date by six months for each warrant and to remove the cashless exercise provision in the warrant agreements. The amended maturity dates for 234,197 and 58,845 Preferred A Placement Warrants will be in September 2023 and October 2023, respectively.   The Company assessed the accounting treatment of the warrant amendments and determined that the amendments are modifications for accounting purposes. The Company determined the modifications had an insignificant impact on the condensed consolidated financial statements.

During March 2023, the Preferred A Lead Investor Warrants for 52,500 shares of common stock expired.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

January and February 2023 Warrants

In connection with the sale of common stock during January and February 2023, the Company issued warrants to purchase shares of common stock to common stockholders and to the underwriter for 2,322,000 and 348,300 shares, respectively. The warrants are exercisable upon issuance at $1.57 per share and have a 5-year term.

Beginning with the one-year anniversary of the issuance dates, the Company may redeem the outstanding warrants in whole or in part at $0.25 per warrant at any time after the date on which (i) the closing price of the Company’s common stock has equaled or exceeded $4.87 for ten consecutive trading days and (ii) the daily trading volume of the Company’s common stock has exceeded 100,000 shares on each of ten trading days. A minimum of thirty days prior written notice of redemption is required.

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2022:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2021	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, March 31, 2022	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	—	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	—	956,973	March 2026
			1,938,143	—	—	—	—	1,938,143

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2023:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2022	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, March 31, 2023	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	—	293,042	September and October 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	(52,500)	—	—	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	—	956,973	March 2026
January 2023 warrants	January 2023	$1.57	—	2,322,000	—	—	—	2,322,000	January 2028
February 2023 warrants	February 2023	$1.57	—	348,000	—	—	—	348,000	February 2028
			1,938,143	2,670,000	—	(52,500)	—	4,555,643

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Warrants Classified as Equity

All of the Company’s outstanding warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance.

January and February 2023 Warrants

The warrants are classified as an equity instrument because they are both indexed to the Company’s own stock and classified in stockholders’ equity. The fair value of the warrants was estimated using a Monte Carlo simulation approach. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified in equity. The fair value at the issuance date was calculated utilizing the Monte Carlo univariate pricing model, which simulates a distribution of stock prices for Movano throughout the remaining performance period, based on certain assumptions of stock price behavior.

The following major assumptions were used: (1) the stock price of the Company follows a geometric Brownian motion; (2) the daily stock price for the Company is simulated until the termination date using a volatility estimate based on term-match daily stock price returns of peer companies; and (3) the valuation is done under a risk-neutral framework using the term-matched zero-coupon risk-free interest rate.

The major inputs were:

Issuance Date
Dividend yield	0%
Expected volatility	60.83%
Risk-free interest rate	3.54%
Expected life	5.0 years
Valuable date common stock price	$1.39

The fair value of the January and February 2023 warrants at the issuance date is approximately $1.5 million.

Note 10 – Stock-based Compensation

2019 Equity Incentive Plan

Effective as of November 18, 2019, the Company adopted the 2019 Omnibus Incentive Plan (“2019 Plan”) administered by the Board. The 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, and restricted stock awards, for the purchase of up to a total of 4,000,000 shares of the Company’s common stock to employees, directors, and consultants and replaces the previous plan. The Board or a committee of the Board has the authority to determine the amount, type, and terms of each award. The options granted under the 2019 Plan generally have a contractual term of ten years and a vesting term of four years with a one-year cliff. The exercise price for options granted under the 2019 Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board. The incentive stock options granted under the 2019 Plan to 10% or greater stockholders must have an exercise price at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board, and have a contractual term of ten years. Subsequent amendments to the 2019 Plan increased the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan to 13,400,000.

As of March 31, 2023, the Company had 4,068,199 shares available for future grant pursuant to the 2019 Plan.

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

As of March 31, 2023, the Company had 1,286,250 shares available for future grant under the Inducement Plan.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Stock Options

Stock option activity for the three months ended March 31, 2023 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2022	6,919,894	$2.34	8.2 years	$2,034
Granted	1,405,375	$1.29
Exercised	(245,855)	$0.44
Cancelled	(48,759)	$4.02
Outstanding at March 31, 2023	8,030,655	$2.21	8.3 years	$1,679

Exercisable as of March 31, 2023	4,460,535	$1.79	7.0 years	$1,530

Vested and expected to vest as of March 31, 2023	7,880,455	$2.19	7.9 years	$1,636

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022, was $0.78 and $1.55, respectively. During the three months ended March 31, 2023 and 2022, 245,855 and no options were exercised for proceeds of $109,000 and $0, respectively. The fair value of the 439,245 and 594,364 options that vested during the three months ended March 31, 2023 and 2022 was approximately $0.8 million and $1.2 million, respectively.

On June 21, 2022, the Company granted an award of 100,000 options to the Company’s founder at an exercise price of $5.00 per share. The options will vest in full upon the shipment of 20,000 product units on or before June 30, 2023. If the shipments have not occurred by June 30, 2023, the options will be cancelled and forfeited. For the three months ended March 31, 2023, the Company has not recognized stock compensation expense of approximately $0.1 million related to this award as the successful achievement of the performance conditions is not yet probable.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022

Dividend yield	—%	—%
Expected volatility	62.38%	61.98%
Risk-free interest rate	3.69%	1.90%
Expected life	5.99 years	6.03 years

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

The Company has recorded stock-based compensation expense for the three months ended March 31, 2023 and 2022 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$217	$305
Sales, general and administrative	507	410
	$724	$715

As of March 31, 2023, unamortized compensation expense related to unvested stock options (excluding the performance award previously described above) was approximately $7.0 million, which is expected to be recognized over a weighted average period of 2.8 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Note 11 – Commitments and Contingencies

Operating Leases

As of March 31, 2023, the Company had one office lease for the corporate headquarters and laboratory space.

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

The balances of the operating lease related accounts as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

Operating leases	As of March 31, 2023	As of December 31, 2022
Right-of-use assets	$343	$389
Operating lease liabilities - Short-term	$209	$212
Operating lease liabilities - Long-term	$168	$214

The components of lease expense and supplemental cash flow information as of and for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Lease Cost:
Operating lease cost	$64	$45

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$59	$42
Weighted average remaining lease term - operating leases (in years)	1.6	2.4
Average discount rate - operating lease	10.00%	10.00%

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Future minimum lease payments for the operating lease are as follows as of March 31, 2023 (in thousands):

2023	$182
2024	203
2025	27
Total lease payments	412
Less: Interest	(35)
Total operating lease liability	$377

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

No amounts associated with such indemnifications have been recorded as of March 31, 2023.

Non-cancelable Obligations

The Company also had $0.4 million of non-cancelable contractual commitments as of March 31, 2023, primarily related to its vendor arrangements. These commitments are generally due within one to eighteen months.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

Note 12 – NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(7,096)	$(6,932)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	37,541,070	32,744,004

Net loss per share, basic and diluted	$(0.19)	$(0.21)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022 because including them would have been antidilutive are as follows:

	Three Months Ended March 31,
	2023	2022
Shares subject to options to purchase common stock	7,880,455	6,321,937
Shares subject to warrants to purchase common stock	4,555,643	1,938,143
Total	12,436,098	8,260,080

For the three months ended March 31, 2023, performance-based option awards for 150,200 shares of common stock, and for the three months ended March 31, 2022, performance-based option awards for 50,200 shares of common stock, are not included in the table above or considered in the calculation of diluted earnings per share because the performance conditions of the option award are not considered probable by the Company.

Note 13 – Subsequent Events

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

The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and subsequently filed Quarterly Reports on Form 10-Q. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Movano is developing a platform to deliver purpose-driven healthcare solutions to bring medical-grade, high-quality data to the forefront of consumer health devices.

Our initial commercial product in development is the Evie Ring, which is a wearable designed specifically for women. The Evie Ring combines health and wellness metrics to give a full picture of one’s health, which we expect to include resting heart rate, heart rate variability (“HRV”), blood oxygen saturation (“SpO2”), respiration rate, skin temperature variability, period and ovulation tracking, menstrual symptom tracking, activity profile, including steps, active minutes and calories burned, sleep stages and duration, and mood tracking. The device will provide women and their network of caregivers with continuous health data distilled down to simple, yet meaningful, insights to help them make manageable lifestyle changes and take a more proactive approach that could mitigate the risks of chronic disease.

We are planning to seek FDA clearance for the Evie Ring, which will make it one of the first consumer wearables that is also FDA cleared for medical use. We are on track to file our first FDA submission for the Evie Ring’s heart and SpO2 data in June of 2023 following a successful pivotal hypoxia trial during the fourth quarter of 2022. FDA clearance of these metrics would ensure confidence of the Evie Ring’s vital signs monitoring capabilities and could make the device attractive for doctors and in clinical trials for patient monitoring.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no material changes in our critical accounting policies during the three months ended March 31, 2023, as compared to those disclosed in the 2022 Form 10-K.

Results of Operations

Three months ended March 31, 2023 and 2022

Our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 as discussed herein are presented below.

	Three Months Ended March 31,
	2023	2022
OPERATING EXPENSES:
Research and development	$3,894	$4,591
Sales, general and administrative	3,309	2,347
Total operating expenses	7,203	6,938

Loss from operations	(7,203)	(6,938)

Other income (expense), net:
Interest and other income, net	107	6
Other income (expense), net	107	6

Net loss	$(7,096)	$(6,932)

Research and Development

Research and development expenses totaled $3.9 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively. This decrease of $0.7 million was due primarily to lower Company headcount with respect to research and development employees and lower other professional fees, which was partially offset by an increase in research and laboratory expenses. Research and development expenses for the three months ended March 31, 2023 included expenses related to employee compensation of $1.6 million, other professional fees of $1.1 million, research and laboratory expenses of $1.0 million, and other expenses of $0.2 million. Research and development expenses for the three months ended March 31, 2022 included expenses related to employee compensation of $2.5 million, other professional fees of $1.7 million, tools and equipment expenses of $0.3 million, and other expenses of $0.1 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $3.3 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. This increase of $1.0 million was due primarily to the growth of the Company and its activities. Sales, general and administrative expenses for the three months ended March 31, 2023 included expenses related to employee and board of director compensation of $1.7 million, professional and consulting fees of $0.6 million, and other expenses of $1.0 million. Sales, general and administrative expenses for the three months ended March 31, 2022 included expenses related to employee and board of director compensation of $1.2 million, professional and consulting fees of $0.7 million, and other expenses of $0.4 million.

Loss from Operations

Loss from operations was $7.2 million for the three months ended March 31, 2023, as compared to $6.9 million for the three months ended March 31, 2022.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2023 was a net other income of $107,000 as compared to a net other income of $6,000 for the three months ended March 31, 2022.

Net Loss

As a result of the foregoing, net loss was $7.1 million for the three months ended March 31, 2023, as compared to $6.9 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

At March 31, 2023, we had cash and cash equivalents totaling $14.3 million. During the three months ended March 31, 2023, we used $6.1 million of cash in our operating activities. Our cash and cash equivalents are not expected to be sufficient to enable us to complete the development and commercialization of our first proposed commercial product, the Evie Ring. In August 2022, we entered into an at-the-market issuance (“ATM”) agreement with B. Riley Securities Inc., or B. Riley, to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program under which B. Riley acts as sales agent. During the three months ended March 31, 2023, the Company sold an aggregate of 2,131,952 shares of common stock through the ATM program for proceeds of approximately $2.8 million, net of commissions paid. Approximately $44.8 million remains available on the ATM equity offering program at March 31, 2023. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Our condensed consolidated financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital as described above to support our future operations.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(6,080)	$(5,782)
Net cash used in investing activities	(13)	6,549
Net cash provided by financing activities	9,603	—
Net increase in cash and cash equivalents	$3,510	$767

Operating Activities

During the three months ended March 31, 2023, the Company used cash of $6.1 million in operating activities, as compared to $5.8 million used in operating activities during the three months ended March 31, 2022.

The $6.1 million used in operating activities during the three months ended March 31, 2023 was primarily attributable to our net loss of $7.1 million during the period and changes in our operating assets and liabilities totaling $0.3 million. These items were offset by non-cash items, including stock-based compensation of $0.7 million.

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

Investing Activities

During the three months ended March 31, 2023 the Company used cash of $13,000 in investing activities, consisting of purchases of property and equipment.

During the three months ended March 31, 2022 the Company was provided cash of $6.5 million in investing activities, consisting of $6.5 million from maturities of short-term investments.

Financing Activities

During the three months ended March 31, 2023, the Company was provided cash of $9.6 million which included net proceeds of $6.7 million from the issuance of common stock, net proceeds of $2.8 million for the issuance of common stock through the ATM activity and $0.1 million from the issuance of common stock upon the exercise of common stock options.

During the three months ended March 31, 2022, the Company did not have any cash activities from financing activities.

Off-Balance Sheet Transactions

At March 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

The Company also had approximately $0.4 million of non-cancelable contractual commitments as of March 31, 2023, primarily related to its vendor arrangements. These commitments are generally due within one to eighteen months.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of March 31, 2023, the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our 2022 Form 10-K, we identified one material weakness in our internal control over financial reporting at December 31, 2022 related to ineffective design and operation of our financial close and reporting controls. Specifically, we did not design and maintain effective controls over certain account reviews and analyses and certain information technology general controls. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2022 Form 10-K. Other than the factors set forth below, there have been no material changes to the risk factors described in the 2022 Form 10-K.

Our business is affected by macroeconomic conditions.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets. Cost inflation, including increases in raw material prices, labor rates, and transportation costs may impact our profitability. Global financial markets and the banking sector can experience extreme volatility, disruption and credit contraction, which adversely affect global economic conditions. The volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments or access our cash and cash equivalents in order to fund our operations. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership followed by First Republic Bank on May 1, 2023. While we have not experienced material challenges accessing our cash and cash equivalents to date as a result of these bank failures, we do maintain deposits in excess of federally insured limits at financial institutions as a part of doing business that could be at risk if there are further bank failures or disruptions in the banking sector. Our ongoing cash management strategy is to maintain diversity in our deposit accounts at multiple financial institutions, but there can be no assurance that this strategy will be successful. If our banking partners are negatively impacted by financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents may be threatened which could have a material adverse effect on our business and financial condition.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.6	Form of Warrant to Purchase Common Stock issued in 2020 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.7	Form of Warrant to Purchase Common Stock issued in 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.8	Warrant Agent Agreement, dated January 31, 2023, by and between the Registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVANO INC.

Date: May 15, 2023	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: May 15, 2023	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)