Form 10-Q
period 2023-06-30
Movano Inc.
filed 2023-08-14
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 7, 2023, there were 50,646,661 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$14,472	$10,759
Payroll tax credit, current portion	271	379
Prepaid expenses and other current assets	1,343	508
Total current assets	16,086	11,646
Property and equipment, net	404	443
Payroll tax credit, noncurrent portion	667	667
Other assets	416	487
Total assets	$17,573	$13,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,522	$557
Other current liabilities	3,031	4,421
Total current liabilities	4,553	4,978
Noncurrent liabilities:
Early exercised stock option liability	71	136
Other noncurrent liabilities	121	214
Total noncurrent liabilities	192	350
Total liabilities	4,745	5,328

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 150,000,000 and 75,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 50,646,661 and 33,659,460 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	3
Additional paid-in capital	122,283	103,009
Accumulated deficit	(109,460)	(95,097)
Total stockholders' equity	12,828	7,915
Total liabilities and stockholders' equity	$17,573	$13,243

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES:
Research and development	$4,171	$4,112	$8,065	$8,703
Sales, general and administrative	3,213	2,734	6,522	5,081
Total operating expenses	7,384	6,846	14,587	13,784

Loss from operations	(7,384)	(6,846)	(14,587)	(13,784)

Other income (expense), net:
Interest and other income (expense), net	117	(22)	224	(16)
Other income (expense), net	117	(22)	224	(16)

Net loss	$(7,267)	$(6,868)	$(14,363)	$(13,800)

Net loss	$(7,267)	$(6,868)	$(14,363)	$(13,800)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	—	15	—	(4)
Total comprehensive loss	$(7,267)	$(6,853)	$(14,363)	$(13,804)

Net loss per share, basic and diluted	$(0.17)	$(0.21)	$(0.36)	$(0.42)

Weighted average shares used in computing net loss per share, basic and diluted	43,056,785	32,793,907	40,314,164	32,769,093

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
Three Months Ended June 30, 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2022	32,772,060	$3	$98,261	$(30)	$(71,700)	$26,534
Stock-based compensation	—	—	761	—	—	761
Issuance of common stock upon exercise of options	46,000	—	19	—	—	19
Vesting of early exercised stock options	—	—	36	—	—	36
Other comprehensive income	—	—	—	15	—	15
Net loss	—	—	—	—	(6,868)	(6,868)
Balance at June 30, 2022	32,818,060	$3	$99,077	$(15)	$(78,568)	$20,497

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
Six Months Ended June 30, 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	32,772,060	$3	$97,506	$(11)	$(64,768)	$32,730
Stock-based compensation	—	—	1,476	—	—	1,476
Issuance of common stock upon exercise of options	46,000	—	19	—	—	19
Vesting of early exercised stock options	—	—	76	—	—	76
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(13,800)	(13,800)
Balance at June 30, 2022	32,818,060	$3	$99,077	$(15)	$(78,568)	$20,497

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
Three Months Ended June 30, 2023	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2023	41,377,867	$4	$113,333	$—	$(102,193)	$11,144
Stock-based compensation	—	—	771	—	—	771
Issuance of common stock upon June 2023 public offering, net of issuance costs	9,200,000	1	8,065	—	—	8,066
Issuance of common stock	68,794	—	83	—	—	83
Vesting of early exercised stock options	—	—	31	—	—	31
Net loss	—	—	—	—	(7,267)	(7,267)
Balance at June 30, 2023	50,646,661	$5	$122,283	$—	$(109,460)	$12,828

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
Six Months Ended June 30, 2023	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	33,659,460	$3	$103,009	$—	$(95,097)	$7,915
Stock-based compensation	—	—	1,495	—	—	1,495
Issuance of common stock upon February 2023 public offering, net of issuance costs	5,340,600	1	5,179	—	—	5,180
Issuance of warrants upon February 2023 public offering	—	—	1,473	—	—	1,473
Issuance of common stock upon June 2023 public offering, net of issuance costs	9,200,000	1	8,065	—	—	8,066
Issuance of common stock	2,200,746	—	2,888	—	—	2,888
Issuance of common stock upon exercise of options	245,855	—	109	—	—	109
Vesting of early exercised stock options	—	—	65	—	—	65
Net loss	—	—	—	—	(14,363)	(14,363)
Balance at June 30, 2023	50,646,661	$5	$122,283	$—	$(109,460)	$12,828

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,363)	$(13,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78	73
Stock-based compensation	1,495	1,476
Noncash lease expense	(6)	(6)
Accretion of discount on short-term investments	—	93
Loss on disposal of property and equipment	—	44
Changes in operating assets and liabilities:
Payroll tax credit	108	—
Prepaid expenses and other current assets	(835)	7
Other assets	(21)	(5)
Accounts payable	965	442
Other current and noncurrent liabilities	(1,385)	(477)
Net cash used in operating activities	(13,964)	(12,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39)	(62)
Maturities of short-term investments	—	11,610
Net cash provided by (used in) investing activities	(39)	11,548

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants upon February 2023 public offering, net of issuance costs	6,653	—
Issuance of common stock upon June 2023 public offering, net of issuance costs	8,066	—
Issuance of common stock, net of issuance costs	2,888	—
Issuance of common stock upon exercise of stock options	109	19
Net cash provided by financing activities	17,716	19

Net increase / (decrease) in cash and cash equivalents	3,713	(586)
Cash and cash equivalents at beginning of period	10,759	17,675
Cash and cash equivalents at end of period	$14,472	$17,089

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$65	$76
Warrants issued upon February 2023 public offering	$1,473	$—
Property and equipment purchase in accounts payable	$—	$25

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

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

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the six months ended June 30, 2023 and 2022, respectively.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology and the commercialization of our first proposed commercial product, the Evie Ring. As of June 30, 2023, the Company had not yet completed its first product launch and had not yet recorded any revenues.

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

On June 15, 2023, the Company completed a $9.2 million underwritten public offering of 9,200,000 shares of its common stock, including the full exercise of the underwriter’s overallotment option. The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock was $1.00. The net proceeds from the offering were approximately $8.1 million (See Note 8).

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through June 30, 2023, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $109.5 million as of June 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

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

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Intercompany transactions are eliminated in the condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on March 30, 2023 with the United States Securities and Exchange Commission (the “SEC”).

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

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

Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash primarily in money market funds, commercial paper and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company did not hold any short-term investments.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of June 30, 2023 at one financial institution that totaled approximately $1.1 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

The Company is dependent on third-party manufacturers to supply products for research and development activities. These programs could be adversely affected by a significant interruption in the supply of such materials.

The Company has no financial instruments with off-balance sheet risk of loss.

Warrants

Warrants are accounted for as either equity-classified or liability-classified instructions based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financing instruments and met the definition of a derivative or a liability and whether the warrants meet all the requirements for equity classification. The assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. If the warrant does meet the characteristics of a liability or a derivative, the warrant is measured at fair value. The derivative liabilities are remeasured at each period end, on a recurring basis, to the estimated fair value with the changes in fair value reflected as current period income or loss until the warrant is exercised, extinguished, or expires. If the warrant does not meet the characteristics of a liability or a derivative, the warrant is classified as equity and recorded at its fair value on the date of issuance. The fair value is estimated using the Black-Scholes option pricing model or the Monte Carlo methodology which contain estimates and assumptions that require careful consideration and judgment.

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

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and six months ended June 30, 2023 and 2022.

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

For the three months and six months ended June 30, 2023 and 2022

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

Fair Value Measurements

	June 30, 2023
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$12,986	$12,986	$—	$—
Total cash equivalents	$12,986	$12,986	$—	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$8,171	$8,171	$—	$—
Total cash equivalents	$8,171	$8,171	$—	$—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

Note 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents:
Cash	$1,486	$2,588
Money market funds	12,986	8,171
Total cash and cash equivalents	$14,472	$10,759

Note 5 – Property and Equipment

Property and equipment, net, as of June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Office equipment and furniture	$263	$263
Software	144	131
Test equipment	303	277
Total property and equipment	710	671
Less: accumulated depreciation	(306)	(228)
Total property and equipment, net	$404	$443

Total depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2023 was approximately $40,000 and $78,000, respectively. Total depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2022 was approximately $38,000 and $73,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued compensation	$1,496	$2,708
Accrued research and development	436	536
Accrued vacation	320	243
Accrued severance payment	161	517
Accrued sales and marketing	156	—
Lease liabilities, current portion	206	212
Other	256	205
	$3,031	$4,421

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

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

On June 21, 2023, the Company filed a Certificate of Amendment to its Third Amended and Restated Certificate of Incorporation with the Delaware Secretary of State which (i) increased the authorized number of shares of common stock to 150,000,000 and (ii) authorized 5,000,000 shares of preferred stock at a par value of $0.0001 per share, for a total of 155,000,000 authorized shares.

Note 8 – Common Stock

As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 150,000,000 and 75,000,000 shares of common stock, respectively, with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, 50,646,661 and 33,659,460 shares were outstanding, respectively.

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

June 2023 Issuance of Common Stock

On June 15, 2023, the Company completed a $9.2 million underwritten public offering of 9,200,000 shares of its common stock, including the full exercise of the underwriter’s overallotment option. The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock and accompanying warrant was $1.00. The net proceeds from the offering were approximately $8.1 million after the deduction of underwriting discounts, commissions and other offering expenses that were approximately $1.1 million.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

During the six months ended June 30, 2023, the Company issued and sold an aggregate of 2,200,746 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $1.35 per share and received net proceeds of $2.9 million. As of June 30, 2023, an aggregate offering price amount of approximately $44.7 million remains available to be issued and sold under the Issuance Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at June 30, 2023 is summarized as follows:

June 30,
2023
Warrants to purchase common stock	4,555,643
Stock options outstanding	7,826,566
Stock options available for future grants	5,558,538
Total	17,940,747

Early Exercised Stock Option Liability

During the three and six months ended June 30, 2023 and 2022, no shares were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements.

As of June 30, 2023 and December 31, 2022, the Company has recorded a repurchase liability for approximately $71,000 and $136,000 for 131,251 and 266,147 shares that remain unvested, respectively. The weighted average remaining vesting period is approximately 1 year.

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

For the three months and six months ended June 30, 2023 and 2022

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2023:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2022	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, June 30, 2023	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	—	293,042	September and October 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	(52,500)	—	—	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	—	956,973	March 2026
January 2023 warrants	January 2023	$1.57	—	2,322,000	—	—	—	2,322,000	January 2028
February 2023 warrants	February 2023	$1.57	—	348,000	—	—	—	348,000	February 2028
			1,938,143	2,670,000	—	(52,500)	—	4,555,643

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

The major inputs were:

Issuance Date
Dividend yield	0%
Expected volatility	60.83%
Risk-free interest rate	3.54%
Expected life	5.0 years
Valuation date common stock price	$1.39

The fair value of the January and February 2023 warrants at the issuance date is approximately $1.5 million.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

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

As of June 30, 2023, the Company had 4,255,621 shares available for future grant pursuant to the 2019 Plan.

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

As of June 30, 2023, the Company had 1,302,917 shares available for future grant under the Inducement Plan.

Stock Options

Stock option activity for the six months ended June 30, 2023 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2022	6,919,894	$2.34	8.2 years	$2,034
Granted	1,415,375	$1.29
Exercised	(245,855)	$0.44
Cancelled	(262,848)	$2.60
Outstanding at June 30, 2023	7,826,566	$2.21	8.1 years	$1,390

Exercisable as of June 30, 2023	4,669,216	$1.83	7.7 years	$1,298

Vested and expected to vest as of June 30, 2023	7,676,366	$2.18	8.1 years	$1,354

The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022, was $1.29 and $1.43, respectively. During the six months ended June 30, 2023 and 2022, 245,855 and 47,000 options were exercised for proceeds of $109,000 and $19,000, respectively. The fair value of the 979,018 and 1,006,430 options that vested during the six months ended June 30, 2023 and 2022 was approximately $1.6 million and $2.0 million, respectively.

On June 21, 2022, the Company granted an award of 100,000 options to the Company’s founder at an exercise price of $5.00 per share. The options would have vested in full upon the shipment of 20,000 product units on or before June 30, 2023. For the six months ended June 30, 2023, the Company has not recognized stock compensation expense of approximately $100,000 related to this award as the successful achievement of the performance condition is not probable.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022

Dividend yield	—%	—%
Expected volatility	62.36%	61.86%
Risk-free interest rate	3.69%	2.38%
Expected life	5.98 years	6.06 years

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

The Company has recorded stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$233	$301	$450	$607
Sales, general and administrative	538	460	1,045	869
	$771	$761	$1,495	$1,476

As of June 30, 2023, unamortized compensation expense related to unvested stock options (excluding the performance award previously described above) was approximately $5.9 million, which is expected to be recognized over a weighted average period of 2.6 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

Note 11 – Commitments and Contingencies

Operating Leases

As of June 30, 2023, the Company had one office lease for the corporate headquarters and laboratory space.

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

The balances of the operating lease related accounts as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

Operating leases	As of June 30, 2023	As of December 31, 2022
Right-of-use assets	$296	$389
Operating lease liabilities - Short-term	$206	$212
Operating lease liabilities - Long-term	$121	$214

The components of lease expense and supplemental cash flow information as of and for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Lease Cost:
Operating lease cost	$64	$48	$128	$93

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$60	$48	$119	$90
Weighted average remaining lease term - operating leases (in years)	1.4	2.5	1.4	2.5
Average discount rate - operating lease	10.00%	10.00%	10.00%	10.00%

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

Future minimum lease payments for the operating lease are as follows as of June 30, 2023 (in thousands):

2023	$123
2024	203
2025	27
Total lease payments	353
Less: Interest	(26)
Total operating lease liability	$327

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

No amounts associated with such indemnifications have been recorded as of June 30, 2023.

Non-cancelable Obligations

The Company also had $0.4 million of non-cancelable contractual commitments as of June 30, 2023, primarily related to its vendor arrangements. These commitments are generally due within one to twelve months.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

Note 12 – NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(7,267)	$(6,868)	$(14,363)	$(13,800)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	43,056,785	32,793,907	40,314,164	32,769,093

Net loss per share, basic and diluted	$(0.17)	$(0.21)	$(0.36)	$(0.42)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the six months ended June 30, 2023 and 2022 because including them would have been antidilutive are as follows:

	Six Months Ended June 30,
	2023	2022
Shares subject to options to purchase common stock	7,676,366	6,719,312
Shares subject to warrants to purchase common stock	4,555,643	1,938,143
Total	12,232,009	8,657,455

For both the three and six months ended June 30, 2023, performance-based option awards for 150,200 shares of common stock and for the three and six months ended June 30, 2022, performance-based option awards for 150,200 and 50,200 shares of common stock, respectively, are not included in the table above or considered in the calculation of diluted earnings per share because the performance conditions of the option award are not considered probable by the Company.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	the impact of macroeconomic and geopolitical conditions, including increases in prices caused by rising inflation;

●	our dependence on the successful commercialization of our proposed solution;

●	our dependence on third parties to design, manufacture, market and distribute our proposed products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our planned solution;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures;

●	our success at managing the risks involved in the foregoing items.

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

We are seeking FDA clearance for the Evie Ring, which will make it one of the first consumer wearables that is also FDA cleared for medical use. In July of 2023, we filed our first 510(k) submission to the FDA for the Evie Ring’s pulse oximeter to monitor heart and SpO2 data, following a successful pivotal hypoxia trial during the fourth quarter of 2022. The submission has passed the first milestone of the review process, an initial review for completeness, and is now under full review by the FDA. The FDA clearance of these metrics would ensure confidence of the Evie Ring’s vital signs monitoring capabilities and could make the device attractive for doctors and in clinical trials for patient monitoring.

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

Financial Operations Overview

We are a development stage company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources into (i) the research and development of the products we are developing, including conducting clinical studies and related sales, general and administrative costs, and (ii) the commercialization of our first proposed commercial product, the Evie Ring. To date, we have funded our operations primarily from the sale of our equity securities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2023, as compared to those disclosed in the 2022 Form 10-K.

Results of Operations

Three and six months ended June 30, 2023 and 2022

Our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 as discussed herein are presented below.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except share and per share data)				(in thousands, except share and per share data)
OPERATING EXPENSES:
Research and development	$4,171	$4,112	$59	1%	$8,065	$8,703	$(638)	-7%
Sales, general and administrative	3,213	2,734	479	18%	6,522	5,081	1,441	28%
Total operating expenses	7,384	6,846	538	8%	14,587	13,784	803	6%

Loss from operations	(7,384)	(6,846)	(538)	-8%	(14,587)	(13,784)	(803)	-6%

Other income (expense), net:
Interest and other income (expense), net	117	(22)	139	-632%	224	(16)	240	-1500%
Other income (expense), net	117	(22)	139	632%	224	(16)	240	1500%

Net loss	$(7,267)	$(6,868)	$(399)	-6%	$(14,363)	$(13,800)	$(563)	-4%

Net loss per share, basic and diluted	$(0.17)	$(0.21)			$(0.36)	$(0.42)

Weighted average shares used in computing net loss per share, basic and diluted	43,056,785	32,793,907			40,314,164	32,769,093

Research and Development

Research and development expenses totaled $4.2 million and $4.1 million for the three months ended June 30, 2023 and 2022, respectively. This increase of $0.1 million was due primarily to an increase in research and laboratory expenses, which was partially offset by lower Company headcount with respect to research and development employees and lower other professional fees. Research and development expenses for the three months ended June 30, 2023 included expenses related to employee compensation of $1.8 million, other professional fees of $1.4 million, research and laboratory expenses of $0.8 million, and other expenses of $0.2 million. Research and development expenses for the three months ended June 30, 2022 included expenses related to employee compensation of $2.2 million, other professional fees of $1.2 million, research and laboratory expenses of $0.5 million, and other expenses of $0.1 million.

Research and development expenses totaled $8.1 million and $8.7 million for the six months ended June 30, 2023 and 2022, respectively. This decrease of $0.6 million was due primarily to lower Company headcount with respect to research and development employees and lower other professional fees, which was partially offset by an increase in research and laboratory expenses. Research and development expenses for the six months ended June 30, 2023 included expenses related to employee compensation of $3.3 million, other professional fees of $2.5 million, research and laboratory expenses of $1.7 million, and other expenses of $0.6 million. Research and development expenses for the six months ended June 30, 2022 included expenses related to employee compensation of $4.6 million, other professional fees of $2.8 million, research and laboratory expenses of $0.8 million, and other expenses of $0.5 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $3.2 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively. This increase of $0.5 million was due primarily to the growth of the Company and its activities. Sales, general and administrative expenses for the three months ended June 30, 2023 included expenses related to employee and board of director compensation of $1.7 million, professional and consulting fees of $0.6 million, and other expenses of $0.9 million. Sales, general and administrative expenses for the three months ended June 30, 2022 included expenses related to employee and board of director compensation of $1.5 million, professional and consulting fees of $0.6 million, and other expenses of $0.6 million.

Sales, general and administrative expenses totaled $6.5 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively. This increase of $1.4 million was due primarily to the growth of the Company and its activities. Sales, general and administrative expenses for the six months ended June 30, 2023 included expenses related to employee and board of director compensation of $3.4 million, professional and consulting fees of $1.2 million, and other expenses of $1.9 million. Sales, general and administrative expenses for the three months ended June 30, 2022 included expenses related to employee and board of director compensation of $2.7 million, professional and consulting fees of $1.3 million, and other expenses of $1.1 million.

Loss from Operations

Loss from operations was $7.4 million for the three months ended June 30, 2023, as compared to $6.8 million for the three months ended June 30, 2022.

Loss from operations was $14.6 million for the six months ended June 30, 2023, as compared to $13.8 million for the six months ended June 30, 2022.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2023 was a net other income of $117,000 as compared to a net other expense of $22,000 for the three months ended June 30, 2022.

Other income (expense), net for the six months ended June 30, 2023 was a net other income of $224,000 as compared to a net other expense of $16,000 for the six months ended June 30, 2022.

Net Loss

As a result of the foregoing, net loss was $7.3 million for the three months ended June 30, 2023, as compared to $6.9 million for the three months ended June 30, 2022.

As a result of the foregoing, net loss was $14.4 million for the six months ended June 30, 2023, as compared to $13.8 million for the six months ended June 30, 2022.

Liquidity and Capital Resources

At June 30, 2023, we had cash and cash equivalents totaling $14.5 million. During the six months ended June 30, 2023, we used $14.0 million of cash in our operating activities. Our cash and cash equivalents are expected to be sufficient to enable us to complete the development and initial commercial launch of our first proposed commercial product, the Evie Ring. However, our cash and cash equivalents are not expected to be sufficient to fund our operations for the next twelve months after the date these condensed consolidated financial statements are issued.

In August 2022, we entered into an at-the-market issuance (“ATM”) agreement with B. Riley Securities Inc., or B. Riley, to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program under which B. Riley acts as sales agent. During the six months ended June 30, 2023, the Company sold an aggregate of 2,200,746 shares of common stock through the ATM program for proceeds of approximately $2.9 million, net of commissions paid. Approximately $44.7 million remains available on the ATM equity offering program at June 30, 2023.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(13,964)	$(12,153)
Net cash provided by / (used in) investing activities	(39)	11,548
Net cash provided by financing activities	17,716	19
Net increase / (decrease) in cash and cash equivalents	$3,713	$(586)

Operating Activities

During the six months ended June 30, 2023, the Company used cash of $14.0 million in operating activities, as compared to $12.2 million used in operating activities during the six months ended June 30, 2022.

The $14.0 million used in operating activities during the six months ended June 30, 2023 was primarily attributable to our net loss of $14.4 million during the period and changes in our operating assets and liabilities totaling $1.2 million. These items were offset by non-cash items, including stock-based compensation of $1.6 million.

The $12.2 million used in operating activities during the six months ended June 30, 2022 was primarily attributable to our net loss of $13.8 million during the period and changes in our operating assets and liabilities totaling $33,000. These items were offset by non-cash items, including stock-based compensation of $1.5 million, accretion of discount on short-term investments of $0.1 million, and loss on the disposal of property and equipment of $44,000.

Investing Activities

During the six months ended June 30, 2023 the Company used cash of $39,000 in investing activities, consisting of purchases of property and equipment.

During the six months ended June 30, 2022 the Company was provided cash of $11.5 million in investing activities, consisting primarily of $11.6 million from maturities of short-term investments.

Financing Activities

During the six months ended June 30, 2023, the Company was provided cash of $17.7 million which included net proceeds of $6.7 million and $8.1 million from the issuance of common stock in public offerings in February 2023 and June 2023, respectively, net proceeds of $2.9 million from the issuance of common stock through the ATM equity offering program and $0.1 million from the issuance of common stock upon the exercise of common stock options.

During the six months ended June 30, 2022, the Company was provided cash of $19,000 from the issuance of common stock.

Off-Balance Sheet Transactions

At June 30, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

The Company also had approximately $0.4 million of non-cancelable contractual commitments as of June 30, 2023, primarily related to its vendor arrangements. These commitments are generally due within one to twelve months.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of June 30, 2023, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2022 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2023)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVANO INC.

Date: August 14, 2023	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: August 14, 2023	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)