Form 10-Q
period 2023-09-30
Movano Inc.
filed 2023-11-14
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 10, 2023, there were 50,805,951 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$7,669	$10,759
Payroll tax credit, current portion	250	379
Vendor deposits	601	103
Prepaid expenses and other current assets	657	405
Total current assets	9,177	11,646
Property and equipment, net	363	443
Payroll tax credit, noncurrent portion	667	667
Other assets	386	487
Total assets	$10,593	$13,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,955	$557
Other current liabilities	3,578	4,421
Total current liabilities	5,533	4,978
Noncurrent liabilities:
Early exercised stock option liability	47	136
Other noncurrent liabilities	69	214
Total noncurrent liabilities	116	350
Total liabilities	5,649	5,328

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at September 30, 2023 and 75,000,000 at December 31, 2022; 50,805,951 and 33,659,460 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	3
Additional paid-in capital	123,361	103,009
Accumulated deficit	(118,422)	(95,097)
Total stockholders’ equity	4,944	7,915
Total liabilities and stockholders’ equity	$10,593	$13,243

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES:
Research and development	$5,636	$5,146	$13,701	$13,849
Sales, general and administrative	3,443	3,511	9,965	8,592
Total operating expenses	9,079	8,657	23,666	22,441

Loss from operations	(9,079)	(8,657)	(23,666)	(22,441)

Other income (expense), net:
Interest and other income, net	117	55	341	39
Other income (expense), net	117	55	341	39

Net loss	$(8,962)	$(8,602)	$(23,325)	$(22,402)

Net loss	$(8,962)	$(8,602)	$(23,325)	$(22,402)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	—	7	—	(3)
Total comprehensive loss	$(8,962)	$(8,595)	$(23,325)	$(22,405)

Net loss per share, basic and diluted	$(0.18)	$(0.26)	$(0.53)	$(0.68)

Weighted average shares used in computing net loss per share, basic and diluted	50,711,449	32,949,649	43,818,011	32,829,940

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
Three Months Ended September 30, 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2022	32,818,060	$3	$99,077	$(15)	$(78,568)	$20,497
Stock-based compensation	—	—	797	—	—	797
Issuance of common stock, net of issuance costs	673,191	—	1,921	—	—	1,921
Issuance of common stock upon exercise of options	1,000	—	—	—	—	—
Vesting of early exercised stock options	—	—	34	—	—	34
Other comprehensive gain	—	—	—	10	—	10
Net loss	—	—	—	—	(8,602)	(8,602)
Balance at September 30, 2022	33,492,251	$3	$101,829	$(5)	$(87,170)	$14,657

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
Nine Months Ended September 30, 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	32,772,060	$3	$97,506	$(11)	$(64,768)	$32,730
Stock-based compensation	—	—	2,273	—	—	2,273
Issuance of common stock, net of issuance costs	673,191	—	1,921	—	—	1,921
Issuance of common stock upon exercise of options	47,000	—	19	—	—	19
Vesting of early exercised stock options	—	—	110	—	—	110
Other comprehensive gain	—	—	—	6	—	6
Net loss	—	—	—	—	(22,402)	(22,402)
Balance at September 30, 2022	33,492,251	$3	$101,829	$(5)	$(87,170)	$14,657

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
Three Months Ended September 30, 2023	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2023	50,646,661	$5	$122,283	$—	$(109,460)	$12,828
Stock-based compensation	—	—	757	—	—	757
Issuance of common stock	159,290	—	173	—	—	173
Issuance of common stock warrant	—	—	124	—	—	124
Vesting of early exercised stock options	—	—	24	—	—	24
Net loss	—	—	—	—	(8,962)	(8,962)
Balance at September 30, 2023	50,805,951	$5	$123,361	$—	$(118,422)	$4,944

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
Nine Months Ended September 30, 2023	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	33,659,460	$3	$103,009	$—	$(95,097)	$7,915
Stock-based compensation	—	—	2,252	—	—	2,252
Issuance of common stock upon February 2023 public offering, net of issuance costs	5,340,600	1	5,179	—	—	5,180
Issuance of warrants upon February 2023 public offering	—	—	1,473	—	—	1,473
Issuance of common stock upon June 2023 public offering, net of issuance costs	9,200,000	1	8,065	—	—	8,066
Issuance of common stock	2,360,036	—	3,061	—	—	3,061
Issuance of common stock upon exercise of options	245,855	—	109	—	—	109
Issuance of common stock warrant	—	—	124	—	—	124
Vesting of early exercised stock options	—	—	89	—	—	89
Net loss	—	—	—	—	(23,325)	(23,325)
Balance at September 30, 2023	50,805,951	$5	$123,361	$—	$(118,422)	$4,944

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,325)	$(22,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118	109
Stock-based compensation	2,252	2,273
Noncash lease expense	(11)	(9)
Accretion of discount on short-term investments	—	101
Loss on disposal of property and equipment	13	44
Changes in operating assets and liabilities:
Payroll tax credit	129	—
Prepaid expenses, vendor deposits and other current assets	(626)	354
Other assets	(40)	(6)
Accounts payable	1,398	310
Other current and noncurrent liabilities	(836)	636
Net cash used in operating activities	(20,928)	(18,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51)	(84)
Maturities of short-term investments	—	15,004
Net cash provided by (used in) investing activities	(51)	14,920

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants upon February 2023 public offering, net of issuance costs	6,653	—
Issuance of common stock upon June 2023 public offering, net of issuance costs	8,066	—
Issuance of common stock, net of issuance costs	3,061	1,921
Issuance of common stock upon exercise of stock options	109	19
Net cash provided by financing activities	17,889	1,940

Net decrease in cash and cash equivalents	(3,090)	(1,730)
Cash and cash equivalents at beginning of period	10,759	17,675
Cash and cash equivalents at end of period	$7,669	$15,945

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$89	$110
Warrants issued upon February 2023 public offering	$1,473	$—
Issuance of common stock warrant	$124	$—

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

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

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the nine months ended September 30, 2023 and 2022, respectively.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology and the commercialization of our first proposed commercial product, the Evie Ring. As of September 30, 2023, the Company had not yet completed its first product launch and had not yet recorded any revenues.

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

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through September 30, 2023, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $118.4 million as of September 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

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

For the three months and nine months ended September 30, 2023 and 2022

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

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

Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash primarily in money market funds, commercial paper and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company did not hold any short-term investments.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

(Unaudited)

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of September 30, 2023 at one financial institution that totaled approximately $0.2 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and nine months ended September 30, 2023 and 2022.

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

For the three months and nine months ended September 30, 2023 and 2022

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

Fair Value Measurements

	September 30, 2023
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$7,090	$7,090	$—	$—
Total cash equivalents	$7,090	$7,090	$—	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$8,171	$8,171	$—	$—
Total cash equivalents	$8,171	$8,171	$—	$—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

(Unaudited)

Note 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents:
Cash	$579	$2,588
Money market funds	7,090	8,171
Total cash and cash equivalents	$7,669	$10,759

Note 5 – Property and Equipment

Property and equipment, net, as of September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Office equipment and furniture	$274	$263
Software	144	131
Test equipment	291	277
Total property and equipment	709	671
Less: accumulated depreciation	(346)	(228)
Total property and equipment, net	$363	$443

Total depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2023 was approximately $40,000 and $118,000, respectively. Total depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2022 was approximately $36,000 and $109,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued compensation	$1,809	$2,708
Accrued research and development	833	536
Accrued vacation	323	243
Accrued severance payment	61	517
Accrued sales and marketing	134	—
Lease liabilities, current portion	204	212
Other	214	205
	$3,578	$4,421

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

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

Note 8 – Common Stock

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 150,000,000 and 75,000,000 shares of common stock, respectively, with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, 50,805,951 and 33,659,460 shares were outstanding, respectively.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

(Unaudited)

During the nine months ended September 30, 2023, the Company issued and sold an aggregate of 2,360,036 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $1.34 per share and received net proceeds of $3.1 million. As of September 30, 2023, an aggregate offering price amount of approximately $44.5 million remains available to be issued and sold under the Issuance Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at September 30, 2023 is summarized as follows:

September 30,
2023
Warrants to purchase common stock	4,757,256
Stock options outstanding	7,829,066
Stock options available for future grants	5,556,038
Total	18,142,360

Early Exercised Stock Option Liability

During the three and nine months ended September 30, 2023 and 2022, no shares were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements.

As of September 30, 2023 and December 31, 2022, the Company has recorded a repurchase liability for approximately $47,000 and $136,000 for 87,501 and 266,147 shares that remain unvested, respectively. The weighted average remaining vesting period is less than one year.

Note 9 – Common Stock Warrants

During February 2023, the Board approved the amendment of 293,042 Preferred A Placement Warrants to extend the maturity date by six months for each warrant and to remove the cashless exercise provision in the warrant agreements. The amended maturity dates for 234,197 and 58,845 Preferred A Placement Warrants were in September 2023 and October 2023, respectively. The Company assessed the accounting treatment of the warrant amendments and determined that the amendments are modifications for accounting purposes. The Company determined the modifications had an insignificant impact on the condensed consolidated financial statements.

During March 2023, the Preferred A Lead Investor Warrants for 52,500 shares of common stock expired.

During September 2023, the Board approved an additional amendment of 234,197 Preferred A Placement Warrants to extend the maturity date from September 2023 to October 2023 for each warrant. The Company assessed the accounting treatment of the warrant amendment and determined that the amendment is a modification for accounting purposes. The Company determined the modification had an insignificant impact on the condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

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

August 2023 Warrants

In August 2023, the Company issued warrants to purchase 201,613 shares of common stock to a third-party professional services firm.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

(Unaudited)

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2023:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2022	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, September 30, 2023	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	—	293,042	October 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	(52,500)	—	—	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	—	956,973	March 2026
January 2023 warrants	January 2023	$1.57	—	2,322,000	—	—	—	2,322,000	January 2028
February 2023 warrants	February 2023	$1.57	—	348,000	—	—	—	348,000	February 2028
August 2023 warrants	August 2023	$1.24	—	201,613	—	—	—	201,613	August 2028
			1,938,143	2,871,613	—	(52,500)	—	4,757,256

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

For the three months and nine months ended September 30, 2023 and 2022

(Unaudited)

The major inputs were:

Issuance Date
Dividend yield	0%
Expected volatility	60.83%
Risk-free interest rate	3.54%
Expected life	5.0 years
Valuation date common stock price	$1.39

The fair value of the January and February 2023 warrants at the issuance date is approximately $1.5 million.

August 2023 Warrants

The warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model with the following assumptions. The fair value as determined at the issuance date is recorded as a debit to prepaid expenses and other current assets in the condensed consolidated balance sheet. The assumptions used to calculate the fair value at issuance are as follows for the warrants issued during the three months ended September 30, 2023. There were no warrants issued during the three months ended September 30, 2022.

The major inputs were:

Issuance Date
Dividend yield	0%
Expected volatility	57.06%
Risk-free interest rate	4.42%
Expected life	5.0 years
Valuation date common stock price	$1.24

The fair value of August 2023 warrants at the issuance date is approximately $0.1 million.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

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

As of September 30, 2023, the Company had 4,240,204 shares available for future grant pursuant to the 2019 Plan.

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

As of September 30, 2023, the Company had 1,315,834 shares available for future grant under the Inducement Plan.

Stock Options

Stock option activity for the nine months ended September 30, 2023 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2022	6,919,894	$2.34	8.2 years	$2,034
Granted	1,535,375	$1.25
Exercised	(245,855)	$0.44
Cancelled	(380,348)	$3.21
Outstanding at September 30, 2023	7,829,066	$2.16	7.8 years	$1,390

Exercisable as of September 30, 2023	4,968,590	$1.89	7.4 years	$1,327

Vested and expected to vest as of September 30, 2023	7,778,866	$2.17	7.8 years	$1,354

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022, was $0.75 and $1.51, respectively. During the nine months ended September 30, 2023 and 2022, 245,855 and 47,000 options were exercised for proceeds of $109,000 and $19,000, respectively. The fair value of the 1,384,174 and 1,370,977 options that vested during the nine months ended September 30, 2023 and 2022 was approximately $2.2 million and $2.9 million, respectively.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

(Unaudited)

On June 21, 2022, the Company granted an award of 100,000 options to the Company’s founder at an exercise price of $5.00 per share. The options would have vested in full upon the shipment of 20,000 product units on or before June 30, 2023. For the nine months ended September 30, 2023, the Company has not recognized stock compensation expense of approximately $100,000 related to this award as the successful achievement of the performance condition was not probable, and the award has been cancelled.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Dividend yield	—%	—%
Expected volatility	61.88%	61.91%
Risk-free interest rate	3.73%	2.63%
Expected life	5.97 years	6.07 years

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

The Company has recorded stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$228	$295	$678	$901
Sales, general and administrative	529	502	1,574	1,372
	$757	$797	$2,252	$2,273

As of September 30, 2023, unamortized compensation expense related to unvested stock options (excluding the performance award previously described above) was approximately $5.3 million, which is expected to be recognized over a weighted average period of 2.2 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

(Unaudited)

Note 11 – Commitments and Contingencies

Operating Leases

As of September 30, 2023, the Company had one office lease for the corporate headquarters and laboratory space.

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

The balances of the operating lease related accounts as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

Operating leases	As of September 30, 2023	As of December 31, 2022
Right-of-use assets	$248	$389
Operating lease liabilities - Short-term	$204	$212
Operating lease liabilities - Long-term	$69	$214

The components of lease expense and supplemental cash flow information as of and for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Lease Cost:
Operating lease cost	$65	$69	$193	$163

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$61	$59	$180	$149
Weighted average remaining lease term - operating leases (in years)	1.2	2.2	1.2	2.2
Average discount rate - operating lease	10.00%	10.00%	10.00%	10.00%

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

(Unaudited)

Future minimum lease payments for the operating lease are as follows as of September 30, 2023 (in thousands):

2023	$61
2024	203
2025	28
Total lease payments	292
Less: Interest	(19)
Total operating lease liability	$273

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

No amounts associated with such indemnifications have been recorded as of September 30, 2023.

Non-cancelable Obligations

The Company also had approximately $10,000 of non-cancelable contractual commitments as of September 30, 2023, primarily related to its vendor arrangements. These commitments are generally due within one to three months.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months and nine months ended September 30, 2023 and 2022

(Unaudited)

Note 12 – NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(8,962)	$(8,602)	$(23,325)	$(22,402)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	50,711,449	32,949,649	43,818,011	32,829,940

Net loss per share, basic and diluted	$(0.18)	$(0.26)	$(0.53)	$(0.68)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2023 and 2022 because including them would have been antidilutive are as follows:

	Nine Months Ended September 30,
	2023	2022
Shares subject to options to purchase common stock	7,778,866	7,834,771
Shares subject to warrants to purchase common stock	4,757,256	1,938,143
Total	12,536,122	9,772,914

For the three and nine months ended September 30, 2023, performance-based option awards for 50,200 shares of common stock are not included in the table above or considered in the calculation of diluted earnings per share because the performance conditions of the option award are not considered probable by the Company. For the three and nine months ended September 30, 2022, performance-based option awards for 150,200 shares of common stock are not included in the table above or considered in the calculation of diluted earnings per share because the performance conditions of the option award are not considered probable by the Company.

Note 13 – SUBSEQUENT EVENTS

During November 2023, the Board authorized the Company to undertake a public offering of the Company’s common stock in a firm commitment underwritten public offering up to the amount available under the Company’s shelf registration statement in common stock with the number of shares of common stock to be sold, the price at which such shares are sold and other terms to be determined by the designated and authorized pricing committee.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	the impact of macroeconomic and geopolitical conditions, including increases in prices caused by rising inflation;

●	our dependence on the successful commercialization of the Evie Ring;

●	our dependence on third parties to design, manufacture, market and distribute our proposed products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our products;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures;

●	our success at managing the risks involved in the foregoing items.

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

We expect to initially launch the Evie Ring as a general wellness device without any FDA premarket clearances, but plan to seek FDA clearances on its vital signs monitoring capabilities which would make it one of the first consumer wearables that offers an FDA cleared device and not only software for medical use. In July of 2023, we filed our first 510(k) submission to the FDA for the Evie Ring’s pulse oximeter to monitor heart and SpO2 data, following a successful pivotal hypoxia trial during the fourth quarter of 2022. The submission has been reviewed with the FDA, and we are corresponding with the FDA to address the review commentary. The FDA clearance of these metrics would ensure confidence of the Evie Ring’s vital signs monitoring capabilities and could make the device attractive for doctors and in clinical trials for patient monitoring.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2023, as compared to those disclosed in the 2022 Form 10-K.

Results of Operations

Three and nine months ended September 30, 2023 and 2022

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 as discussed herein are presented below.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except share and per share data)				(in thousands, except share and per share data)
OPERATING EXPENSES:
Research and development	$5,636	$5,146	$490	10%	$13,701	$13,849	$(148)	-1%
Sales, general and administrative	3,443	3,511	(68)	-2%	9,965	8,592	1,373	16%
Total operating expenses	9,079	8,657	422	5%	23,666	22,441	1,225	5%

Loss from operations	(9,079)	(8,657)	(422)	-5%	(23,666)	(22,441)	(1,225)	-5%

Other income (expense), net:
Interest and other income, net	117	55	62	113%	341	39	302	774%
Other income (expense), net	117	55	62	113%	341	39	302	774%

Net loss	$(8,962)	$(8,602)	$(360)	4%	$(23,325)	$(22,402)	$(923)	-4%

Research and Development

Research and development expenses totaled $5.6 million and $5.1 million for the three months ended September 30, 2023 and 2022, respectively. This increase of $0.5 million was due primarily to an increase in research and laboratory expenses, which was partially offset by lower Company headcount with respect to research and development employees, and lower other professional fees. Research and development expenses for the three months ended September 30, 2023 included expenses related to employee compensation of $1.6 million, other professional fees of $1.6 million, research and laboratory expenses of $2.1 million, and other expenses of $0.3 million. Research and development expenses for the three months ended September 30, 2022 included expenses related to employee compensation of $2.5 million, other professional fees of $1.9 million, research and laboratory expenses of $0.5 million, and other expenses of $0.2 million.

Research and development expenses totaled $13.7 million and $13.8 million for the nine months ended September 30, 2023 and 2022, respectively. This decrease of $0.1 million was due primarily to lower Company headcount with respect to research and development employees and lower other professional fees, which was partially offset by an increase in research and laboratory expenses. Research and development expenses for the nine months ended September 30, 2023 included expenses related to employee compensation of $5.0 million, other professional fees of $4.1 million, research and laboratory expenses of $3.8 million, and other expenses of $0.8 million. Research and development expenses for the nine months ended September 30, 2022 included expenses related to employee compensation of $7.2 million, other professional fees of $5.0 million, research and laboratory expenses of $1.0 million, and other expenses of $0.6 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $3.4 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively. This decrease of $0.1 million was due primarily to the lower Company headcount and administrative activities. Sales, general and administrative expenses for the three months ended September 30, 2023 included expenses related to employee and board of director compensation of $1.7 million, professional and consulting fees of $0.6 million, and other expenses of $1.1 million. Sales, general and administrative expenses for the three months ended September 30, 2022 included expenses related to employee and board of director compensation of $1.6 million, professional and consulting fees of $0.8 million, and other expenses of $1.1 million.

Sales, general and administrative expenses totaled $10.0 million and $8.6 million for the nine months ended September 30, 2023 and 2022, respectively. This increase of $1.4 million was due primarily to the growth of the Company and its activities. Sales, general and administrative expenses for the nine months ended September 30, 2023 included expenses related to employee and board of director compensation of $5.1 million, professional and consulting fees of $1.8 million, and other expenses of $3.1 million. Sales, general and administrative expenses for the nine months ended September 30, 2022 included expenses related to employee and board of director compensation of $4.3 million, professional and consulting fees of $2.2 million, and other expenses of $2.1 million.

Loss from Operations

Loss from operations was $9.1 million for the three months ended September 30, 2023, as compared to $8.7 million for the three months ended September 30, 2022.

Loss from operations was $23.7 million for the nine months ended September 30, 2023, as compared to $22.4 million for the nine months ended September 30, 2022.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2023 was a net other income of $117,000 as compared to a net other income of $55,000 for the three months ended September 30, 2022.

Other income (expense), net for the nine months ended September 30, 2023 was a net other income of $341,000 as compared to a net other income of $39,000 for the nine months ended September 30, 2022.

Net Loss

As a result of the foregoing, net loss was $9.0 million for the three months ended September 30, 2023, as compared to $8.6 million for the three months ended September 30, 2022.

As a result of the foregoing, net loss was $23.3 million for the nine months ended September 30, 2023, as compared to $22.4 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

At September 30, 2023, we had cash and cash equivalents totaling $7.7 million. During the nine months ended September 30, 2023, we used $20.9 million of cash in our operating activities. Our cash and cash equivalents are expected to be sufficient to enable us to complete the development and initial commercial launch of our first proposed commercial product, the Evie Ring. However, our cash and cash equivalents are not expected to be sufficient to fund our operations for the next twelve months after the date these condensed consolidated financial statements are issued.

In August 2022, we entered into an at-the-market issuance (“ATM”) agreement with B. Riley Securities Inc., or B. Riley, to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program under which B. Riley acts as sales agent. During the nine months ended September 30, 2023, the Company sold an aggregate of 2,360,036 shares of common stock through the ATM program for proceeds of approximately $3.1 million, net of commissions paid. Approximately $44.5 million remains available on the ATM equity offering program at September 30, 2023.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(20,928)	$(18,590)
Net cash provided by / (used in) investing activities	(51)	14,920
Net cash provided by financing activities	17,889	1,940
Net decrease in cash and cash equivalents	$(3,090)	$(1,730)

Operating Activities

During the nine months ended September 30, 2023, the Company used cash of $20.9 million in operating activities, as compared to $18.6 million used in operating activities during the nine months ended September 30, 2022.

The $20.9 million used in operating activities during the nine months ended September 30, 2023 was primarily attributable to our net loss of $23.3 million during the period. The net loss was offset by non-cash items, including stock-based compensation of $2.3 million and depreciation of $0.1 million.

The $18.6 million used in operating activities during the nine months ended September 30, 2022 was primarily attributable to our net loss of $22.4 million during the period and changes in our operating assets and liabilities totaling $1.3 million. These items were offset by non-cash items, including stock-based compensation of $2.3 million, depreciation of $0.1 million, and accretion of discount on short-term investments of $0.1 million.

Investing Activities

During the nine months ended September 30, 2023 the Company used cash of $51,000 in investing activities, consisting of purchases of property and equipment.

During the nine months ended September 30, 2022 the Company was provided cash of $14.9 million in investing activities, consisting primarily of $15.0 million from maturities of short-term investments and offset by purchases of property and equipment of $0.1 million.

Financing Activities

During the nine months ended September 30, 2023, the Company was provided cash of $17.9 million which included net proceeds of $6.7 million and $8.1 million from the issuance of common stock in public offerings in February 2023 and June 2023, respectively, net proceeds of $3.1 million from the issuance of common stock through the ATM equity offering program and $0.1 million from the issuance of common stock upon the exercise of common stock options.

During the nine months ended September 30, 2022, the Company was provided cash of $1.9 million from the issuance of common stock, after issuance costs of $0.1 million.

Off-Balance Sheet Transactions

At September 30, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

The Company also had approximately $10,000 of non-cancelable contractual commitments as of September 30, 2023, primarily related to its vendor arrangements. These commitments are generally due within one to three months.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of September 30, 2023, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 16, 2023, we issued warrants to purchase 201,613 shares of our common stock to a third-party professional services firm for services pursuant to an engagement letter with such service provider. The warrants have an exercise price of $1.24 per share, with a term of five years. The warrants were issued in a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

MOVANO INC.

Date: November 14, 2023	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: November 14, 2023	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)