Form 10-K
period 2023-12-31
Movano Inc.
filed 2024-04-16
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $52,910,782.

As of April 10, 2024, there were 98,225,068 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2023. Portions of such proxy statement or amendment to this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	the impact of macroeconomic and geopolitical conditions, including increases in prices caused by rising inflation;

●	our dependence on the successful commercialization of the Evie Ring;

●	our dependence on third parties to design, manufacture, market and distribute our products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in the United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our products;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of this Form 10-K.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ii

PART I

As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, the terms “Movano,” “Movano Health,” “we,” “us,” “our” and the “Company” refer to Movano Inc.

Item 1. Business

Overview

Movano Inc., dba Movano Health, a Delaware corporation, is developing a platform to deliver purpose-driven healthcare solutions to bring medical-grade, high-quality data to the forefront of consumer health devices.

Our initial commercial product in development is the Evie Ring, a wearable designed specifically for women that was launched in November 2023. The Evie Ring combines health and wellness metrics to give a full picture of one’s health, which includes resting heart rate, heart rate variability (“HRV”), blood oxygen saturation (“SpO2”), respiration rate, skin temperature variability, period and ovulation tracking, menstrual symptom tracking, activity profile, including steps, active minutes and calories burned, sleep stages and duration, and mood tracking. The device provides women with continuous health data distilled down to simple, yet meaningful, insights to help them make manageable lifestyle changes and take a more proactive approach that could mitigate the risks of chronic disease.

We launched the Evie Ring as a general wellness device without any FDA premarket clearances. Separately, we are planning to seek FDA clearances on our medical device, which will be sold under the brand name Evie Med. We believe Evie Med will be one of the first patient wearables with FDA clearance on the entire system, both hardware and software, differing from our competition which sometimes gets FDA clearance on an individual algorithm under “Software as a Medical Device” guidance. In July 2023, we filed our first 510(k) submission to the FDA for the Evie Med Ring’s pulse oximeter to monitor pulse and SpO2 data, following a successful pivotal hypoxia trial during the fourth quarter of 2022. The submission was reviewed by the FDA, and the Company is working with the agency to address the review commentary. With progressive changes in the device and significant additional requirements from FDA since the initial submission, we opted to withdraw the 2023 510(k). Armed with FDA’s review of the initial 510(k) and excellent results from a second pivotal hypoxia trial using the production model ring completed in the first quarter of 2024, we plan to resubmit in April 2024 and expect a decision by July 2024. The FDA clearance of these metrics, sold via prescription under the brand name Evie Med, would ensure clinical-level confidence in Evie Med’s monitoring capabilities and could make the device attractive to clinicians and to facilities engaged in clinical trials for at-home and/or long-term patient monitoring.

In addition to the Evie Ring and Evie Med Ring, we are developing the smallest ever patented and proprietary System-on-a-Chip (“SoC”) designed specifically for blood pressure or continuous glucose monitoring (“CGM”) systems. We built the integrated sensor from the ground up with multiple antennas and a variety of frequencies to achieve an unprecedented level of precision in health monitoring. We are currently conducting clinical studies with the SoC and developing algorithms that, if successful, will enable us to develop wearables that can monitor glucose non-invasively and blood pressure without a cuff. To that end, we are currently conducting a longitudinal study (n=100) to program the effects of stress on blood pressure over time, with results pending. Our end goal is to bring a Class II FDA-cleared device to the market that includes CGM and cuffless blood pressure monitoring capabilities. Over time, our technology could also enable the measurement and continuous monitoring of other health data.

Problem

The scale of the chronic disease health crisis is enormous, and we believe the need to address it is immediate. The United States spent over 17% of its GDP on healthcare in 2022, and according to the Centers for Disease Control and Prevention (CDC), six in ten Americans live with at least one chronic disease.

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

Consequently, we are creating intelligent, sleek and comfortable solutions that sit at the intersection of the medical and consumer device market, providing medical-grade diagnostics in addition to lifestyle fitness monitoring. Our first product is the Evie Ring, which is a wearable designed specifically for women.

The Evie Ring combines health and wellness metrics to give a full picture of one’s health, which includes resting heart rate, HRV, SpO2, respiration rate, skin temperature variability, period and ovulation tracking, menstrual symptom tracking, activity profile, including steps, active minutes and calories burned, sleep stages and duration, and mood tracking. This data is delivered through a mobile app which aims to simplify how data is presented, moving away from complex graphs and charts, and turning biometric data into actionable insights that will help women make manageable lifestyle changes and take a more proactive approach to mitigating the risks of chronic disease.

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

The Evie Ring, pictured above, is currently in market and available in three finishes.

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

Our Planned Solution

Our initial commercial product is the Evie Ring, which is a wearable designed specifically for women that was launched in November 2023. The Evie Ring combines health and wellness metrics to give a full picture of one’s health, which includes resting heart rate, HRV, SpO2, respiration rate, skin temperature variability, period and ovulation tracking, menstrual symptom tracking, activity profile, including steps, active minutes and calories burned, sleep stages and duration, and mood tracking. The device provides women and their network of caregivers with continuous health data distilled down to simple, yet meaningful, insights to help them make manageable lifestyle changes and take a more proactive approach to help mitigate the risks of chronic disease.

We initially launched the Evie Ring as a general wellness device without any FDA premarket clearances, but we are planning to seek FDA clearances on our medical device sold under the brand Evie Med for vital signs monitoring capabilities which would make it one of the first patient wearables that offers an FDA cleared device—hardware and software—and not only software for medical use.

We are also testing a wrist-worn wearable prototype that contains our proprietary and patented SoC. In its current state, this prototype allows us to collect data, which we are using to generate glucose, blood pressure and heart rate estimates. The accuracy of the technology will be refined as our algorithms are improved and as we test larger cross sections of people in our external studies.

In October 2023, we announced the results of our Institutional Review Board (IRB)-approved blood pressure clinical study, which incorporated our SoC and demonstrated a level of accuracy within the standards recognized by the FDA for blood pressure monitoring devices. Our algorithm for blood pressure monitoring utilized data from its prototype system combined with the subject’s demographic information and a recent blood pressure reading.

Our prototype achieved an overall mean absolute difference (MAD) of 5.9 mmHg, which is below the 7 mmHg MAD required per a standard for wearable, cuffless blood pressure measuring devices (IEEE1708a-2019). We announced that we are also evaluating AI-based individual calibration methods to further enhance the future performance of the device. The 44-participant study, conducted at the Movano Health Clinical Lab, assessed the accuracy of our wrist-worn wearable prototype compared to a hospital-grade FDA-cleared blood pressure monitor. The study measured the blood pressure of each participant multiple times, including while under stress, which resulted in an average participant systolic blood pressure range of 25 mmHg and a total study range of 85 - 171 mmHg.

Our 4 x 6.7 mm SoC combines multiple antennas and a variety of frequencies in the smallest ever RF-enabled integrated circuit designed specifically for blood pressure and glucose monitoring. After shrinking our multi-chip architecture from four chips into one in mid-2022, we began using the patented SoC in clinical studies in 2023, which has materially improved the accuracy of our blood pressure measurements as seen by the results of this most recent study. In its current form factor, our wearable prototype represents one of the smallest and most accessible ways to measure blood pressure.

In February 2022, we completed our second IRB-approved glucose pilot study, which was conducted on ten participants with type 1 diabetes of varying gender, age, ethnicity and weight in conjunction with an independent Clinical Laboratory Improvement Amendments (“CLIA”) certified clinical lab. During each four-hour session, participants wore our wrist-worn wearable prototype and either an FDA cleared finger stick glucose tester, a subject’s existing CGM device, and/or a vital sign monitoring device. We expect the data collected in the study will ultimately allow us to further refine the algorithms we use to calculate glucose values and vital sign measurements and will also help guide us as to what specific follow-on studies will be done in support of future FDA clearances.

To date, we have completed three prospective, self-controlled clinical trials with the Evie Med Ring. Following a successful pilot hypoxia study in July 2022, which compared the accuracy of our heart rate and SpO2 data to arterial blood gas samples and to reference devices, we completed a pivotal hypoxia study in October 2022. A second pivotal hypoxia study was completed in January 2024. During the pilot and pivotal studies, our solution has consistently achieved a margin of error well below the FDA’s 3.5% requirement for SpO2, and the ring also estimated heart rate with accuracy commensurate with the FDA’s standards. In conjunction with the positive results of these studies, we plan to resubmit for FDA clearance on these metrics in April 2024 with clearance expected by July 2024. If clearance is received, the Evie Med Ring would be deemed a medical device. This unique competitive advantage is not only a key pillar in building brand trust and loyalty but will also redefine the expectations of wearable devices.

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

The direct-to-consumer launch of the Evie Ring occurred in November 2023 prior to any FDA decision regarding medical device clearance. Beginning with an in-depth research exercise, the marketing team spoke with over 1,000 women to understand what they were looking for in a medical device and what features and messaging were most important to them. They then partnered with a best in class design agency and site developer to build out the commercial experience which included a fully functional website, the launch of social channels Instagram and Facebook and YouTube, a paid media campaign to generate awareness and leads, and the buildout of an email engagement campaign. Heading into the November launch the team had established a lead list of over 130,000 prospective buyers and a social following of 10,000. The Evie Ring was sold exclusively on eviering.com and generated over $1,000,000 in sales in the first ten days of launch.

To prepare for the consumer launch of the Evie Ring, we conducted initial beta test programs to evaluate the fit and functionality of the ring with a number of strategic partners, including Stanford University’s Applied Sports Science Department, Novant Health, a top-3 payor and one of the largest pharmaceutical companies in the U.S. Another emerging trend in healthcare is Remote Patient Monitoring (RPM), and a large player in that market is also testing the Evie Ring.

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

As of December 31, 2023, we own, jointly own, or have exclusive rights to 28 issued and in-force patents (that cover one or more of our products or product candidates for method, system and device development) that expire at various times between November 12, 2039 and December 18, 2039. Furthermore, as of December 31, 2023, we own, jointly own, or have exclusive rights to 18 pending U.S. patent applications, 4 pending foreign patent applications, and one pending Patent Cooperation Treaty (“PCT”) International patent application.

While we have not registered any of the copyrights in our software code, our software code, once written, would be protected by applicable U.S. copyright law.

Regulation

FDA Regulation

While the first iteration of the Evie Ring is a general wellness device and therefore does not require FDA premarket clearance, over time we plan to execute accuracy studies to gain FDA clearances on its vital signs monitoring capabilities including heart rate, SpO2 and respiration rate under the brand name Evie Med. In addition, we are currently conducting clinical trials with our proprietary and noninvasive RF-enabled technology and developing algorithms to enable us to add non-invasive CGM and cuffless blood pressure monitoring to our technology platform. Our end goal is to bring a Class II FDA-cleared device to the market, which may include additional form factors, and that includes CGM and cuffless blood pressure monitoring capabilities.

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

Environmental

The cost of compliance with federal, state, and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the year ended December 31, 2023, and there are no material expenditures planned for such purposes for the year ended December 31, 2024.

Strategy

We are a public emerging growth company without a history of operations or revenue, and therefore intend to explore alternative business strategies, including:

●	selling directly to consumers and enterprise customers through our website to start and then through retail or other distribution channels;

●	partnering with OEMs, and value-added resellers (“VARs”); and

●	partnering with industry partners to incorporate our technology into new and existing devices.

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

We expect that partnering with OEMs and VARs may accelerate product acceptance into our target market and allow us to take advantage of the sales and marketing and distribution infrastructure of those OEMs or VARs. In particular, we believe that a maker of ICs or a manufacturer of wearables would be an ideal strategic partner for us.

One of the challenges of IC development is ensuring the ability to source quality ICs with enough volume and competitive pricing. In order to strengthen our supply chain and prepare for the future, we formed a strategic partnership with a leading specialty foundry for manufacturing and supplying our ICs.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 30 employees, all of whom are employed on a full-time basis. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards, to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Available Information

We were incorporated in the State of Delaware in January 2018 under the name Maestro Sensors Inc. On August 3, 2018, we changed our name to Movano Inc. Our principal executive offices are located at 6800 Koll Center Pkwy., Pleasanton, CA 94566, and our telephone number is (415) 651-3172. Our Internet website address is www.movanohealth.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

Risks Related to Our Business

●	We are a development-stage technology company with no history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

●	We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operation.

●	Our efforts may never demonstrate the feasibility of our proposed CGM and blood pressure monitoring solution.

●	We face competition from other technology companies and our operating results will suffer if we fail to compete effectively.

●	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	We are subject to risks associated with our utilization of consultants.

●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

●	Our business is affected by macroeconomic conditions.

●	Our business and operations are subject to risks related to climate change.

●	Our business could be negatively impacted by corporate social responsibility and sustainability matters.

Risks Related to Product Development, Manufacturing and Commercialization

●	We are highly dependent on the success of our first product, the Evie Ring, and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

●	We will depend on third parties to design, manufacture, market and distribute our products. If any third party fails to successfully design, manufacture, market or distribute any of our products, our business will be materially harmed.

●	Our business and operations would suffer in the event of information technology system failures, including cyber-attacks.

Risks Related to Intellectual Property and Other Legal Matters

●	It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

●	We may in the future be a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to develop our products.

●	We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties or claims asserting ownership of what we regard as our own intellectual property.

●	We could become subject to product liability claims, product recalls and warranty claims that could be expensive, divert management’s attention and harm our business.

Risks Related to Regulation

●	We are seeking FDA clearance with respect to certain of the Evie Ring’s monitoring capabilities and expect to seek FDA clearance or approval for our planned CGM and blood pressure monitoring solution, which may be difficult to achieve, and existing laws or regulations or future legislative or regulatory changes may affect our business.

●	If any OEMs contracted to manufacture our products fail to comply with FDA’s Quality System Regulations or other regulatory bodies’ equivalent regulations, manufacturing operations could be delayed or shut down and the development of our products could suffer.

●	We expect our planned solution to be subject to certain Federal Communication Commission (“FCC”) regulations.

●	Our current or future products may be subject to product recalls that could harm our reputation.

●	Healthcare reform measures could hinder or prevent our commercial success.

●	Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to our reputation and have a material adverse effect on our business.

Risks Related to Owning Our Securities and Our Financial Results

●	Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our securities.

●	The issuance of additional stock in connection with financings, acquisitions, our equity incentive plan, upon exercise of outstanding warrants or otherwise will dilute our existing stockholders.

●	Our stock price has fluctuated widely and is likely to continue to be volatile.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

●	Our Certificate of Incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

●	We have not paid dividends in the past and have no immediate plans to pay dividends.

●	Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

●	We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	We are incurring increased costs as a public company that reports to the SEC and our management is required to devote substantial time to meet compliance obligations.

●	If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the price of our common stock and trading volume could decline.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

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

Risks Related to Our Business

We are an early-stage technology company with no history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

We are a technology company that was formed in January 2018. We have a limited operating history and no revenue and to-date have largely focused our efforts and resources towards research and development activities relating to our development of the Evie Ring and the SoC. The likelihood of success of our business plan must be considered in light of the challenges, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Technology product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

As of December 31, 2023, we had an accumulated deficit of approximately $124.4 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional resources toward the commercialization of our products and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and commercially launching our first product, the Evie Ring. Without additional capital our existing cash and cash equivalents will be insufficient to fully fund our business plan. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we prepare for and begin to commercialize our first product. Our ability to achieve revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our technology, potentially find strategic collaborators that can incorporate our technology into applications which can be successfully commercialized and achieve market acceptance. There can be no assurance that we will ever generate revenues or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operations.

Primarily as a result of our lack of revenue, history of losses to date and our lack of liquidity, there is substantial doubt as to our ability to continue as a going concern. As of December 31, 2023, we had total assets of approximately $9.4 million and total liabilities of approximately $6.0 million. We believe that our cash and cash equivalents as of December 31, 2023 will not be sufficient to fund our projected operating requirements for the twelve-month period following the issuance of our consolidated financial statements for the fiscal year ended December 31, 2023. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Our efforts may never demonstrate the feasibility of our proposed CGM and blood pressure monitoring solution.

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

The technology industry, generally, and the general wellness, continuous glucose and blood pressure monitoring markets, in particular, are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities by industry participants. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products and technologies, as well as newer ones, and convince consumers and enterprises of the advantages of our products and technologies. With respect to our Evie Ring and other planned solutions, we face or will face direct and indirect competition from a number of competitors who have developed or are developing products for general wellness and continuous or periodic monitoring of glucose and blood pressure levels, and we anticipate that other companies will develop additional competitive products in the future. Traditional glucometers and blood pressure monitors remain an inexpensive alternative to our proposed solution. We have existing competitors and potential new competitors, many of which have or will have substantially greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and sales and marketing of approved products than we have. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Established competitors may invest heavily to quickly discover and develop novel technologies that could make obsolete or uneconomical the technology or the products that we plan to develop. Other small or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Any new product that we develop that competes with a competitor’s existing or future product may need to demonstrate compelling advantages in cost, convenience, quality, and safety to be commercially successful. In addition, new products developed by others could emerge as competitors to our proposed product development candidates. If our technology under development or our future products are not competitive based on these or other factors, our business would be harmed, and our financial condition and operations will suffer.

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

There has been an increased focus from investors, customers, employees and other stakeholders concerning corporate social responsibility and sustainability matters, which may result in increases in our costs to operate our business or restrict certain aspects of our activities. The standards by which corporate social responsibility and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. We could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. In addition, with anti-ESG sentiment gaining momentum in some of our markets, we could experience reputational harm if we are targeted by groups or influential individuals who disagree with our positions on social or environmental issues. Additionally, lawsuits or regulatory actions based on allegations that certain public statements regarding ESG-related matters by companies are false and misleading “greenwashing” campaigns could significantly impact our operations and could have an adverse impact on our financial condition. Any such matters could have a material adverse impact on our future results of operations, financial position and cash flows.

Risks Related to Product Development, Manufacturing and Commercialization

We are highly dependent on the success of our first product, the Evie Ring, and cannot give any assurance that it will receive regulatory approval or clearance or be successfully commercialized.

We are highly dependent on the success of our first commercial product, the Evie Ring. There is no guarantee that we will be successful in the commercialization of this or any other future product. While we may successfully commercialize our first iteration of the Evie Ring without FDA clearance, subsequent iterations of the Evie Ring will require substantial additional clinical development, extensive preclinical testing and clinical trials in order to receive regulatory clearance or approval. We cannot give any assurance that the Evie Ring will receive regulatory clearance or approval or be successfully commercialized. Any failure to obtain regulatory clearance or approval of or to successfully commercialize the Evie Ring would have a material adverse effect on our business.

We depend on third parties to design, manufacture, market and distribute our products. If any third party fails to successfully design, manufacture, market or distribute any of our products, our business will be materially harmed.

We depend and expect to continue to depend on strategic partners such as third-party OEMs, VARs and other distributors to complete the design, manufacture, market and distribute the Evie Ring and other future products. If these strategic partners fail to successfully design, manufacture, market or distribute our current or future products, our business will be materially harmed.

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

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. As of December 31, 2023, we own, jointly own, or have exclusive rights to 28 issued and in-force patents (that cover one or more of our products or product candidates for method, system and device development). Furthermore, as of December 31, 2023, we own, jointly own, or have exclusive rights to 18 pending U.S. patent applications, 4 pending foreign patent applications, and one pending PCT International patent application.

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

Risks Related to Regulation

We are seeking FDA clearance with respect to certain of the Evie Ring’s monitoring capabilities and expect to seek FDA clearance or approval for our planned CGM and blood pressure monitoring solution, which may be difficult to achieve, and existing laws or regulations or future legislative or regulatory changes may affect our business.

While we commercialized our first iteration of the Evie Ring without FDA clearance, we expect subsequent iterations of the Evie Ring and our other future products will be subject to current and future regulation by the FDA and may be subject to regulation by other federal, state and local agencies. These agencies and regulations require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device. Governmental regulations specific to medical devices are wide-ranging and govern, among other things:

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

If any OEMs contracted to manufacture our products fail to comply with FDA’s Quality System Regulations or other regulatory bodies’ equivalent regulations, manufacturing operations could be delayed or shut down and the development of our products could suffer.

The manufacturing processes of third-party OEMs are required to comply with FDA’s Quality System Regulations and other regulatory bodies’ equivalent regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our planned non-invasive solution. They may also be subject to similar state requirements and licenses and engage in extensive recordkeeping and reporting and make available their manufacturing facilities and records for periodic unannounced inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If any OEM fails such an inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our products, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, these OEMs may be engaged with other companies to supply and/or manufacture materials or products for such companies, which would expose our OEMs to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a third-party manufacturer’s facility. If FDA determines that any of the facilities that manufacture our proposed solution are not in compliance with applicable requirements, we may need to find alternative manufacturing facilities, which would impede or delay our ability to develop, obtain regulatory clearance or approval for, or market our products, if developed and approved. Additionally, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our results of operations to suffer.

We expect our planned solution to be subject to certain Federal Communication Commission (“FCC”) regulations.

Our RF-based technology involves the transmission of RF energy, and as such, will be subject to regulation by the FCC, including the FCC’s equipment authorization regulations and its regulations governing human exposure to RF energy. In particular, we expect the planned solution to be regulated under Part 18 of the FCC’s rules governing industrial, scientific, and medical (ISM) equipment, and to be classified as consumer ISM equipment under that rule part. Based on the expected frequency and power of operation, we expect that the product will comply with the Part 18 technical specifications for these types of devices, which we will be required to verify under FCC equipment authorization procedures. We also expect, based on the device’s frequency and power of operation, that the product will comply with the FCC’s requirements governing human exposure to RF energy. There is the risk that the product, as we expect it to be developed, may not comply with these requirements, which could significantly affect our development costs and delay commercialization of the product. There is also the risk that we will be unable to cost effectively develop and produce a solution using RF technology that complies with these FCC requirements.

Our current or future products may be subject to product recalls that could harm our reputation.

Regulatory agencies have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design or labeling defects. Recalls of our current or future products would divert management’s attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations. A recall announcement would also negatively affect the price of our securities.

Healthcare reform measures could hinder or prevent our commercial success.

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

If we fail to comply with healthcare regulations with respect to our current or future products, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

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

Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to our reputation and have a material adverse effect on our business.

We are or may become subject to a number of federal and state laws and regulations protecting the use, disclosure, and confidentiality of certain patient health and personal information and restricting the use and disclosure of that protected information, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and the California Consumer Privacy Act, among others.

HIPAA extensively regulates the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities to implement administrative, physical and technical safeguards to protect the security of such information. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and notification must also be made to the U.S. Department of Health & Human Services, Office for Civil Rights (the “OCR”) and, in certain situations involving large breaches, to the media. Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information.

Compliance with HIPAA privacy regulations and security regulations is costly, and violations of the HIPAA privacy and security regulations may result in criminal and civil penalties. The OCR enforces the regulations and performs compliance audits. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. We also are or may become subject to state privacy-related laws, such as the CCPA, that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.

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

Our financial condition and operating results may fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, some of which are beyond our control. Our operating results will be affected by numerous factors such as:

●	variations in the level of expenses related to our proposed products;

●	status of our product development efforts;

●	execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements;

●	intellectual property prosecution and any infringement lawsuits to which we may become a party;

●	regulatory developments affecting our products or those of our competitors;

●	our ability to obtain and maintain FCC clearance and/or FDA approval for our products, which have not yet been approved for marketing;

●	our ability to successfully commercialize our products;

●	market acceptance of our products;

●	the timing and success of new products and feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations;

●	general economic, industry and market conditions;

●	the hiring, training and retention of key employees, including our ability to develop a sales team;

●	litigation or other claims against us;

●	our ability to obtain additional financing;

●	the failure of our common stock to meet the minimum requirements for continued listing on the Nasdaq Capital Market;

●	business interruptions caused by events such as pandemics and natural disasters; and

●	advances and trends in new technologies and industry standards.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. Such internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal control over financial reporting at December 31, 2023. The material weakness relates to the ineffective design and operation of our financial close and reporting controls. Although we are making efforts to remediate this issue, these efforts may not be sufficient to avoid similar material weaknesses in the future. Designing and implementing internal controls over financial reporting may be time consuming, costly and complicated as we are a small organization with limited management resources.

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

If we issue additional equity securities, our existing stockholders’ percentage ownership will be reduced and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences, and privileges senior to those of our common stock. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock in connection with a financing, acquisition, our equity incentive plan, upon exercise of outstanding warrants or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Our stock price has fluctuated widely and is likely to continue to be volatile.

The market price for our common stock varied between a high of $2.10 and a low of $0.58 in the twelve-month period ended December 31, 2023. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this “Item 1A. Risk Factors” section and other, unknown factors. Among numerous other factors, our stock price also may be affected by:

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

Our common stock is currently traded on the Nasdaq Stock Market (“Nasdaq”). On November 14, 2023, we were notified by Nasdaq that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), (1) we will have a period of 180 calendar days from November 14, 2023, or until May 13, 2024, to regain compliance with the Minimum Bid Price Requirement, (2) if at any time prior to May 13, 2024, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement and (3) in the event the Company does not regain compliance with the Minimum Bid Price Requirement by May 13, 2024, the Company will be eligible for an additional 180-day period to regain compliance with the Minimum Bid Price Requirement as long as it meets all other continued listing requirements, with the exception of the Minimum Bid Price Requirement. However, there can be no assurance that we will be afforded additional time to regain compliance with the minimum bid price requirement following the initial 180-day period or that we will regain compliance with the Minimum Bid Price Requirement. If we are unable to regain compliance with Nasdaq Marketplace Rule 5550(a)(2) in a timely manner, Nasdaq will commence suspension and delisting procedures. If Nasdaq delists our common stock from trading on its exchange, among other things, it could lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws, fewer business development opportunities and greater difficulty in obtaining financing.

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

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who beneficially own approximately 10.5% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Peter Appel, Leabman Holdings LLC and Emily Fairbairn beneficially own approximately 9.9%, 7.5% and 6.1%, respectively, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management, in each case, which other stockholders might find favorable, and will make the approval of certain transactions difficult or impossible without the support of these significant stockholders.

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

We will remain an “emerging growth company” through December 31, 2026, although we will lose that status sooner if our annual revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

We are incurring significant costs as a public company that reports to the SEC and our management is required to devote substantial time to meet compliance obligations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We operate in the technology and general wellness, continuous glucose and blood pressure monitoring sectors, which are subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in normal course of business use. Third-party risks are included within our cybersecurity risk management processes discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, or harm to our vendor relationships.

Cybersecurity Governance and Oversight

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. We maintain security controls that are continuously reviewed to protect against emerging cyber threats. Our IT Department monitors these security controls and risks and regularly reports to senior management and the board of directors on material developments.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

●	Monitor emerging data protection laws in conjunction with our advisors and implement changes to our processes to comply;

●	Maintain firewall and virus protection software; and

●	Maintain a cybersecurity insurance policy.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to designated employees and other members of management depending on the circumstances, including in some cases to our executive team. The board of directors receives regular reports from management concerning our cybersecurity risk management program. The board also receives various summaries and/or presentations related to cybersecurity threats, risks and mitigation.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial position.

Item 2. Properties

Our principal office is located at 6800 Koll Center Parkway, Pleasanton, California, and is comprised of office and laboratory space that we occupy pursuant to a lease. See Note 10 Commitments and Contingencies of our consolidated financial statements for further discussion of this lease facility.

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

As of April 10, 2024, there were 215 holders of record of our common stock.

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

Our initial commercial product in development is the Evie Ring, a wearable designed specifically for women that was launched in November 2023. The Evie Ring combines health and wellness metrics to give a full picture of one’s health, which include resting heart rate, HRV, SpO2, respiration rate, skin temperature variability, period and ovulation tracking, menstrual symptom tracking, activity profile, including steps, active minutes and calories burned, sleep stages and duration, and mood tracking.

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

Financial Operations Overview

We are an early-stage technology company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources into (i) the research and development of the products we are developing, including conducting clinical studies and related sales, general and administrative costs, and (ii) the commercialization of our first commercial product, the Evie Ring. To date, we have funded our operations primarily from the sale of our equity securities.

We have incurred net losses in each year since inception. Our losses were $29.3 million and $30.3 million for the years ended December 31, 2023 and 2022, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations.

As of December 31, 2023, we had $6.1 million in available cash and cash equivalents.

Adoption of New Accounting Pronouncement - Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. We adopted this new guidance as of January 1, 2022 and applied the modified retrospective approach, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. We elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases and lease classification and the lessee practical expedient to combine lease and non-lease components for all asset classes. We made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. See Note 10 Commitments and Contingencies of our consolidated financial statements for further details.

Upon adoption on January 1, 2022, we recognized right-of-use assets and lease liabilities for operating leases of $380,000 and $429,000, respectively. The difference between the right-of-use asset and lease liability primarily represents the net book value of deferred rent recognized as of December 31, 2021, which was adjusted against the right-of-use asset upon adoption.

Adoption of New Accounting Pronouncement - Debt

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock, resulting in fewer embedded conversion features being recognized separately from their host contracts. The pronouncement also revises the derivatives scope exception for contracts in an entity’s own equity and improves the consistency of earnings per share calculations as that relates to convertible instruments. We early-adopted this pronouncement as of January 1, 2023 using the modified retrospective method of transition. The adoption did not have any impact on our consolidated financials.

Adoption of New Accounting Pronouncement – Income Taxes

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively, we will adopt this ASU on a prospective basis. We are currently evaluating the impact of the ASU but do not expect any material impacts upon adoption.

Critical Accounting Estimates

The discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in Note 2 “Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting estimates are most critical to a full understanding and evaluation of our consolidated reported financial results.

Common Stock Warrants

During the normal course of business, from time to time, we issue warrants to purchase common stock as part of a debt or equity financing or to vendors as consideration to perform services. We assess each warrant to determine if it meets the characteristics of a liability or a derivative, and if the warrant does meet the characteristics of a liability or a derivative, we classify the warrant as a liability measured at fair value. The derivative liabilities are remeasured at each period end, on a recurring basis, to the estimated fair value with the changes in fair value reflected as current period income or loss until the warrant is exercised, extinguished, or expires. If the warrant does not meet the characteristics of a liability or a derivative, we classify the warrant as equity, and record the warrant at its fair value on the date of issuance. The fair value of our warrants is estimated using appropriate pricing models based on the nature and characteristics of the underlying warrants and such models contain estimates and assumptions that require careful consideration and judgment. To date, we have not experienced changes in these estimates and have not had to modify our assumptions.

Stock-Based Compensation

We measure equity classified stock-based awards granted to employees, directors, and nonemployees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation including the expected term, the volatility of our common stock, and an assumed risk-free interest rate. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change. These assumptions include:

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

Results of Operations

Years Ended December 31, 2023 and 2022

Our consolidated statements of operations for the years ended December 31, 2023 and 2022 as discussed herein are presented below.

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except share and per share data)
OPERATING EXPENSES:
Research and development	$16,893	$18,994	$(2,101)	-11%
Sales, general and administrative	12,797	11,468	1,329	12%
Total operating expenses	29,690	30,462	(772)	-3%

Loss from operations	(29,690)	(30,462)	772	3%

Other income (expense), net:
Interest and other income, net	407	133	274	206%
Other income (expense), net	407	133	274	206%

Net loss	$(29,283)	$(30,329)	$1,046	3%

Research and Development

Research and development expenses totaled $16.9 million and $19.0 million for the years ended December 31, 2023 and 2022, respectively. This decrease of $2.1 million was due primarily to a reduction in design costs and activity. Research and development expenses for the year ended December 31, 2023 included expenses related to employee compensation of $5.6 million, other professional fees of $5.7 million, tools and equipment expenses of $4.4 million, rent of $0.2 million, depreciation and amortization of $0.1 million, and other expenses of $0.9 million. Research and development expenses for the year ended December 31, 2022 included expenses related to employee compensation of $9.4 million, other professional fees of $6.7 million, tools and equipment expenses of $2.0 million, rent of $0.2 million, depreciation and amortization of $0.1 million, and other expenses of $0.6 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $12.8 million and $11.5 million for the years ended December 31, 2023 and 2022, respectively. This increase of $1.3 million was due primarily to the growth of the Company and in preparation for the Evie Ring product launch. Sales, general and administrative expenses for the year ended December 31, 2023 included expenses related to employee and board of director compensation of $5.9 million, professional and consulting fees of $2.6 million, rent of $0.1 million, insurance of $0.8 million, and other expenses of $3.4 million. Sales, general and administrative expenses for the year ended December 31, 2022 included expenses related to employee and board of director compensation of $6.1 million, professional and consulting fees of $2.5 million, rent of $0.1 million, insurance of $1.3 million, and other expenses of $1.5 million.

Loss from Operations

Loss from operations was $29.7 million for the year ended December 31, 2023, as compared to $30.5 million for the year ended December 31, 2022.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2023 was a net other income of $0.4 million as compared to a net other income of $0.1 million for the year ended December 31, 2022. The increase of $0.3 million was primarily attributable to additional interest income on cash and cash equivalent due to higher prevailing interest rates.

Net Loss

As a result of the foregoing, net loss was $29.3 million for the year ended December 31, 2023, as compared to $30.3 million for the year ended December 31, 2022.

Liquidity and Capital Resources

At December 31, 2023, we had cash and cash equivalents of $6.1 million. During the year ended December 31, 2023, we used $26.2 million of cash in our operating activities. Our cash and cash equivalents are not expected to be sufficient to fund our operations for the next twelve months after the date these consolidated financial statements are issued.

In August 2022, we entered into an at-the-market issuance (“ATM”) agreement with B. Riley Securities Inc., or B. Riley, to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program under which B. Riley acts as sales agent. During the years ended December 31, 2023 and 2022, the Company sold an aggregate of 2,531,757 and 810,400 shares of common stock, respectively, through the ATM program for proceeds of approximately $3.2 million and $2.2 million, net of commissions paid, respectively. Approximately $44.4 million remains available on the ATM equity offering program at December 31, 2023. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	advance the engineering design and further development of the Evie Ring and other potential products;

●	prepare applications required for marketing approval of the Evie Ring in the United States;

●	continue to expand our plans for manufacturing, distributing and marketing the Evie Ring and other potential products; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development, commercialization efforts and our operation as a public company.

On April 2, 2024, the Company entered into a securities purchase agreement for the private placement of an aggregate of 45,252,517 units with each unit consisting of (1) one share of the Company’s common stock or at the election of the purchaser a pre-funded warrant, and (2) one warrant to purchase one share of common stock. The purchase price paid for each unit was $0.533. Certain directors and officers participated and purchased 287,500 units at an offering price of $0.565 per share.

Each pre-funded warrant has an exercise price of $0.001 per share, was immediately exercisable on the date of issuance and does not expire. Each warrant has an exercise price equal to $0.4071 per share, was exercisable immediately and expires on the fifth anniversary of the initial exercise date of the warrant. The warrants being issued to the Company's officers and directors have an exercise price equal to $0.44.

The gross proceeds were approximately $24.1 million, before deducting offering fees and expenses of approximately $1.4 million. The offering closed on April 5, 2024.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022

Net cash used in operating activities	$(26,177)	$(24,902)
Net cash provided by / (used in) investing activities	(64)	15,724
Net cash provided by financing activities	21,600	2,262
Net decrease in cash and cash equivalents	$(4,641)	$(6,916)

Operating Activities

During the year ended December 31, 2023, we used cash of $26.2 million in operating activities, as compared to $24.9 million used in operating activities during the year ended December 31, 2022.

The $26.2 million used in operating activities during the year ended December 31, 2023 was primarily attributable to our net loss of $29.3 million and changes in our operating assets and liabilities totaling $0.3 million. These items were offset by non-cash items, including stock-based compensation of $3.0 million, non-cash lease expense of $0.2 million, and depreciation and amortization of $0.2 million.

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

Investing Activities

During the year ended December 31, 2023 we used cash of $64,000 in investing activities, consisting of purchases of property and equipment.

During the year ended December 31, 2022 we were provided cash of $15.7 million in investing activities, consisting of $15.8 million in maturities of short-term investments and offset by $0.1 million for the purchase of office and laboratory equipment.

Financing Activities

During the year ended December 31, 2023, we were provided cash of $21.6 million which included net proceeds of $6.7 million, $8.1 million and $3.6 million from the issuance of equity securities in public offerings in February 2023, June 2023 and November 2023, respectively, net proceeds of $3.2 million from the issuance of common stock through the ATM equity offering program.

During the year ended December 31, 2022, we were provided cash of $2.3 million from financing activities, comprised of $2.3 million from the issuance of common stock.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the foreseeable future as we continue the commercialization and further development of our Evie Ring and other products in development. We will require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in and to further develop our general infrastructure, and such funding may not be available to us on acceptable terms or at all.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce the scope of, or terminate one or more of our clinical studies, research and development programs, or our future commercialization efforts.

Our future funding requirements will depend on many factors, including the following:

●	the success of our commercialization of the Evie Ring;

●	the scope, rate of progress, results and cost of our product development and clinical testing;

●	the cost of manufacturing our products in development and any products that we may develop in the future;

●	the number and characteristics of the potential products that we pursue;

●	the cost, timing, and outcomes of regulatory approvals; and

●	the potential that our common stock will be delisted by Nasdaq in the event we fail to regain compliance in a timely manner with the minimum bid price requirement.

We expect to satisfy future cash needs through existing capital balances, through some combination of public or private equity offerings, debt financings, licensing arrangements, and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Business.”

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of operating leases and financing leases. See Note 10 to the consolidated financial statements for amounts outstanding for operating leases and financing leases on December 31, 2023.

Off-Balance Sheet Transactions

At December 31, 2023, We did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

We did not have any non-cancelable contractual commitments as of December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Movano Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Movano Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 16, 2024

We have served as the Company’s auditor since 2019.

Movano Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$6,118	$10,759
Payroll tax credit, current portion	450	379
Vendor deposits	399	103
Inventory	1,114	—
Prepaid expenses and other current assets	442	405
Total current assets	8,523	11,646
Property and equipment, net	342	443
Payroll tax credit, noncurrent portion	169	667
Other assets	387	487
Total assets	$9,421	$13,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,118	$557
Deferred revenue	1,252	—
Other current liabilities	1,529	4,421
Total current liabilities	5,899	4,978
Noncurrent liabilities:
Early exercised stock option liability	23	136
Other noncurrent liabilities	50	214
Total noncurrent liabilities	73	350
Total liabilities	5,972	5,328

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at December 31, 2023 and 75,000,000 at December 31, 2022; 55,848,272 and 33,659,460 shares issued and outstanding at December 31, 2023 and 2022, respectively	6	3
Additional paid-in capital	127,823	103,009
Accumulated deficit	(124,380)	(95,097)
Total stockholders’ equity	3,449	7,915
Total liabilities and stockholders’ equity	$9,421	$13,243

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
OPERATING EXPENSES:
Research and development	$16,893	$18,994
Sales, general and administrative	12,797	11,468
Total operating expenses	29,690	30,462

Loss from operations	(29,690)	(30,462)

Other income (expense), net:
Interest and other income, net	407	133
Other income (expense), net	407	133

Net loss and comprehensive loss	$(29,283)	$(30,329)

Net loss per share, basic and diluted	$(0.63)	$(0.92)

Weighted average shares used in computing net loss per share, basic and diluted	46,195,403	33,025,721

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	32,772,060	$3	$97,506	$(11)	$(64,768)	$32,730
Stock-based compensation	—	—	3,096	—	—	3,096
Issuance of common stock, net of issuance costs	810,400	—	2,231	—	—	2,231
Issuance of common stock upon exercise of options	77,000	—	31	—	—	31
Vesting of early exercised stock options	—	—	145	—	—	145
Other comprehensive loss	—	—	—	11	—	11
Net loss	—	—	—	—	(30,329)	(30,329)
Balance at December 31, 2022	33,659,460	$3	$103,009	$—	$(95,097)	$7,915
Stock-based compensation	—	—	2,980	—	—	2,980
Issuance of common stock upon February 2023 public offering, net of issuance costs	5,340,600	1	5,179	—	—	5,180
Issuance of warrants upon February 2023 public offering	—	—	1,473	—	—	1,473
Issuance of common stock upon June 2023 public offering, net of issuance costs	9,200,000	1	8,065	—	—	8,066
Issuance of common stock upon November 2023 public offering, net of issuance costs	4,870,600	1	3,568	—	—	3,569
Issuance of common stock	2,531,757	—	3,203	—	—	3,203
Issuance of common stock upon exercise of options	245,855	—	109	—	—	109
Issuance of common stock warrant	—	—	124	—	—	124
Vesting of early exercised stock options	—	—	113	—	—	113
Net loss	—	—	—	—	(29,283)	(29,283)
Balance at December 31, 2023	55,848,272	$6	$127,823	$—	$(124,380)	$3,449

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,283)	$(30,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	147
Stock-based compensation	2,980	3,096
Noncash lease expense	224	(13)
Accretion of discount on short-term investments	—	103
Loss on disposal of property and equipment	13	44
Changes in operating assets and liabilities:
Payroll tax credit	427	(250)
Inventory	(1,114)	—
Prepaid expenses, vendor deposits and other current assets	(209)	788
Other assets	(41)	(50)
Accounts payable	2,555	246
Deferred revenue	1,252	—
Other current and noncurrent liabilities	(3,139)	1,316
Net cash used in operating activities	(26,177)	(24,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(64)	(105)
Maturities of short-term investments	—	15,829
Net cash provided by (used in) investing activities	(64)	15,724

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants upon February 2023 public offering, net of issuance costs	6,653	—
Issuance of common stock upon June 2023 public offering, net of issuance costs	8,066	—
Issuance of common stock upon November 2023 public offering, net of issuance costs	3,569	—
Issuance of common stock, net of issuance costs	3,203	2,231
Issuance of common stock upon exercise of stock options	109	31
Net cash provided by financing activities	21,600	2,262

Net decrease in cash and cash equivalents	(4,641)	(6,916)
Cash and cash equivalents at beginning of period	10,759	17,675
Cash and cash equivalents at end of period	$6,118	$10,759

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$113	$145
Warrants issued upon February 2023 public offering	$1,473	$—
Issuance of common stock warrant	$124	$—
Property and equipment purchases in other current liabilities	$—	$19
Right of use asset recorded for equipment finance lease	$50	$—

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

The Company’s solutions are being developed to provide vital health information, including heart rate, heart rate variability (“HRV”), sleep, respiration rate, temperature, SpO2, steps, and calories as well as glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve their quality of life.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the years ended December 31, 2023 and 2022, respectively.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology and the commercialization of the Company’s first proposed commercial product, the Evie Ring. As of December 31, 2023, the Company had not yet completed the development of its product and had not yet recorded any revenues.

On February 6, 2023, the Company completed a $7.5 million underwritten public offering of 5,340,600 shares of its common stock and warrants to purchase up to 2,670,300 shares of common stock, including the full exercise of the underwriter’s overallotment option. The warrants were offered at the rate of one warrant for every two shares of purchased common stock and are exercisable at a price per share of $1.57. The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock and accompanying warrant was $1.40. The net proceeds from the offering were approximately $6.7 million (See Note 7).

On June 15, 2023, the Company completed a $9.2 million underwritten public offering of 9,200,000 shares of its common stock, including the full exercise of the underwriter’s overallotment option. The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock was $1.00. The net proceeds from the offering were approximately $8.1 million (See Note 7).

On November 17, 2023, the Company completed a $4.1 million underwritten public offering of 4,870,600 shares of its common stock, including the full exercise of the underwriter’s overallotment option. The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock was $0.85. The net proceeds from the offering were approximately $3.6 million. (See Note 7).

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through December 31, 2023, the Company has relied primarily on the proceeds from equity offerings to finance its operations. Through December 31, 2023, the Company has received gross proceeds of approximately $5.6 million from an at-the-market issuance program, and an aggregate offering price amount of approximately $44.4 million remains available to be issued. (See Note 7.) The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $124.4 million as of December 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Significant estimates and assumptions reflected in these consolidated financial statements include the fair value of stock options and warrants and income taxes. Estimates are periodically reviewed considering changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash primarily in money market funds, commercial paper and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, the Company did not hold any short-term investments.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts and institutional money market funds. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of December 31, 2023 at one financial institution that totaled approximately $2.5 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

The Company is dependent on third-party manufacturers to supply products for research and development activities. These programs could be adversely affected by a significant interruption in the supply of such materials.

The Company has no financial instruments with off-balance sheet risk of loss.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were primarily comprised of prepaid expenses and other current receivables.

Inventory

Inventory, which consists of raw materials, is stated at the lower of cost or net realizable value. Cost comprises purchase price and incidental expenses incurred in bringing the inventory to its present location and condition. Cost is computed using the weighted-average cost method.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimate net realized value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Software Development Costs

Costs related to software development are included in research and development expense until the point that technological feasibility is reached, which, for the Company’s product, will be shortly before the product is released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the product. During the years ended December 31, 2023 and 2022, no development costs were capitalized.

Impairment of Long-Lived Assets

The Company reviews the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Revenue

The Company generates revenue from the sale of Evie Rings, portable chargers and charging cables, ring sizers, and mobile applications. As part of the purchase, customers also receive customer support and future unspecified software updates. These items are collectively referred to as the Evie Ring Elements. During the year ended December 31, 2023 the Company began taking pre-orders for the Evie Ring Elements but did not deliver any Evie Rings as of December 31, 2023. The Company recognizes revenue when control is transferred to the customer in an amount that reflects the net consideration to which the Company expects to be entitled.

In determining how revenue should be recognized, a five-step process is used which includes identifying the contract, identifying the distinct performance obligations, determining the transaction price, allocating the transaction price to each distinct performance obligation, and determining the timing of revenue recognition for each distinct performance obligation.

For each contract, the Company considers the obligation to transfer the Evie Ring Elements, each of which are distinct, to be separate performance obligations.

Transaction price for the Evie Ring Elements reflects the net consideration to which the Company expects to be entitled. Transaction price is based on the sales price. The Company includes an estimate of variable consideration in the calculation of the transaction price at the time of sale. Variable consideration primarily includes product return provisions. The Company classifies the product return provisions as liabilities in the consolidated balance sheet.

The adequacy of the estimates for the variable consideration is reviewed at each reporting date. If the actual amount of consideration differs from the estimates, the Company would adjust the estimates, impacting revenue in the period that such variances become known. If any of the judgments were to change, this change could cause a material increase or decrease in the amount of revenue reported in a particular period.

The Company allocates the transaction price to each performance obligation using the relative standalone selling price (“SSP”) for each distinct good or service in the contract.

The Company offers limited rights of return for a 30-day right of return, whereby customers may return the Evie Ring Elements.

The Company records revenue from the sales of the Evie Ring Elements upon transfer of control of the distinct Evie Ring Elements to the customer. The Company typically determines transfer of control for the Evie Ring Elements based on when the product is delivered, or when our customer has obtained the significant risks and reward of ownership. The future unspecified software updates and customer support that the Company offers are separate performance obligations, and revenue is recognized over time on a ratable basis.

The sales of the Evie Ring Elements include an assurance warranty.

Contract balances represent amounts presented in the consolidated balance sheets when the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. Payment is made by the customer upon the purchase of the Evie Ring Elements, and the Company has no accounts receivable at December 31, 2023, 2022, or 2021, respectively. The Company records deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. A contract asset is recorded when inventory has shipped but control has not yet transferred to the customer. Deferred revenue at December 31, 2023 was $1.3 million and is included in current liabilities on the consolidated balance sheets. There was no deferred revenue at December 31, 2022 or 2021, respectively. There were no contract assets at December 31, 2023, 2022, or 2021, respectively.

The Company collects sales taxes at the point of sale and remits the taxes to the proper state authorities. Sales tax is excluded from the measurement of the transaction price.

Shipping and handling costs are incurred as part of fulfillment activities with customers and are included as a component of cost of revenue.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $1.35 million for the year ending December 31, 2023 and were not significant for the year ended December 31, 2022. These costs are included in “Sales, general and administrative expenses” in the accompanying consolidated statements of operations and comprehensive loss.

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

Common Stock Warrants

The Company assesses each warrant to determine if it meets the characteristics of a liability or a derivative, and if the warrant does meet the characteristics of a liability or a derivative, the warrant is measured at fair value. The derivative liabilities are remeasured at each period end, on a recurring basis, to the estimated fair value with the changes in fair value reflected as current period income or loss until the warrant is exercised, extinguished, or expires. If the warrant does not meet the characteristics of a liability or a derivative, the warrant is classified as equity and recorded at its fair value on the date of issuance. The fair value of warrants is estimated using appropriate pricing models based on the nature and characteristics of the underlying warrants.

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

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). Operating and finance leases are included in right-of-use (“ROU”) assets and lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the years ended December 31, 2023 and 2022.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share since the effects of potentially dilutive securities are antidilutive.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock, resulting in fewer embedded conversion features being recognized separately from their host contracts. The pronouncement also revises the derivatives scope exception for contracts in an entity’s own equity and improves the consistency of earnings per share calculations as that relates to convertible instruments. The Company has early-adopted this pronouncement as of January 1, 2023 using the modified retrospective method of transition. The adoption did not have any impact on the Company’s consolidated financials.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Adoption of the provisions should be on a prospective basis. The Company is currently evaluating the impact of the ASU but does not expect any material impacts upon adoption.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The carrying amounts of prepaid expenses and other current assets, payroll tax credit, vendor deposits, inventory, accounts payable, deferred revenue, and other current liabilities approximate fair value due to the short-term nature of these instruments.

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands).

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$4,393	$4,393	$—	$—
Total cash equivalents	$4,393	$4,393	$—	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$8,171	$8,171	$—	$—
Total cash equivalents	$8,171	$8,171	$—	$—

Note 4 – CASH and CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents:
Cash	$1,725	$2,588
Money market funds	4,393	8,171
Total cash and cash equivalents	$6,118	$10,759

Note 5 – Property and Equipment

Property and equipment, net, as of December 31, 2023 and 2022, consisted of the following (in thousands):

	December 31,
	2023	2022
Office equipment and furniture	$266	$263
Software	144	131
Test equipment	310	277
Total property and equipment	720	671
Less: accumulated depreciation	(378)	(228)
Total property and equipment, net	$342	$443

Total depreciation and amortization expense related to property and equipment for the years ended December 31, 2023 and 2022 was approximately $158,000 and $147,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation	$299	$2,708
Accrued research and development	461	536
Accrued vacation	246	243
Accrued severance payment	5	517
Lease liabilities, current portion	217	212
Other	301	205
Total other current liabilities	$1,529	$4,421

Note 7 – Common Stock

As of December 31, 2023 and 2022, the Company was authorized to issue 150,000,000 and 75,000,000 shares of common stock, respectively, with a par value of $0.0001 per share. As of December 31, 2023 and 2022, 55,848,272 and 33,659,460 shares were outstanding, respectively.

January and February 2023 Issuance of Common Stock

On February 6, 2023, the Company completed a $7.5 million underwritten public offering of 5,340,600 shares of its common stock and warrants to purchase up to 2,670,300 shares of common stock, including the full exercise of the underwriter’s overallotment option. The warrants were offered at the rate of one warrant for every two shares of purchased common stock and are exercisable at a price per share of $1.57 (See Note 8). The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock and accompanying warrant was $1.40. The Company used the relative fair value method to allocate the gross proceeds of approximately $7.5 million between the common stock and the warrants. The net proceeds from the offering were approximately $6.7 million after the deduction of underwriting discounts, commissions and other offering expenses that were approximately $0.8 million. The Company recorded the fair value of the warrants of $1.5 million as additional costs of issuance, thus reducing the net proceeds of $6.7 million to $5.2 million as presented in the accompanying consolidated statements of stockholders’ equity.

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

November 2023 Issuance of Common Stock

On November 17, 2023, the Company completed a $4.1 million underwritten public offering of 4,870,600 shares of its common stock, including the full exercise of the underwriter’s overallotment option. The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock was $0.85. The net proceeds from the offering were approximately $3.6 million after the deduction of underwriting discounts, commissions and other offering expenses that were approximately $0.5 million.

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

During the year ended December 31, 2023, the Company issued and sold an aggregate of 2,531,757 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $1.31 per share and received net proceeds of $3.2 million. During the year ended December 31, 2022, the Company issued and sold an aggregate of 810,400 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $2.84 per share and received net proceeds of $2.2 million. As of December 31, 2023, an aggregate offering price amount of approximately $44.4 million remains available to be issued and sold under the Issuance Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at December 31, 2023 is summarized as follows:

December 31,
2023
Warrants to purchase common stock	4,757,256
Stock options outstanding	7,448,412
Stock options available for future grants	5,936,692
Total	18,142,360

Early Exercised Stock Option Liability

The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements. During the years ended December 31, 2023 and 2022, no shares of common stock were issued upon the early exercise of common stock options.

As of December 31, 2023 and 2022, the Company has recorded a repurchase liability for approximately $23,000 and $136,000 for 43,751 and 266,147 shares that remain unvested, respectively. The weighted average remaining vesting period at December 31, 2023 is less than one year.

Note 8 – Common Stock Warrants

Preferred A Placement Warrants

During February 2023, September 2023 and November 2023, the Board approved the amendment of 293,042 Preferred A Placement Warrants to extend the maturity to April 2024. The Company assessed the accounting treatment of the warrant amendments and determined that the amendments are modifications for accounting purposes. The Company determined the modifications had an insignificant impact on the consolidated financial statements.

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

August 2023 Warrants

In August 2023, the Company issued warrants to purchase 201,613 shares of common stock to a third-party professional services firm.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2023 and 2022:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2022	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, December 31, 2023	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	—	293,042	April 2024
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	(52,500)	—	—	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	—	956,973	March 2026
January 2023 warrants	January 2023	$1.57	—	2,322,000	—	—	—	2,322,000	January 2028
February 2023 warrants	February 2023	$1.57	—	348,000	—	—	—	348,000	February 2028
August 2023 warrants	August 2023	$1.24	—	201,613	—	—	—	201,613	August 2028
			1,938,143	2,871,613	—	(52,500)	—	4,757,256

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2021	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, December 31, 2022	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	—	293,042	March and April 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	—	—	52,500	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	—	956,973	March 2026
			1,938,143	—	—	—	—	1,938,143

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

The major inputs were:

Issuance
Date

Dividend yield	—%
Expected volatility	60.83%
Risk-free interest rate	3.54%
Expected life	5.0 years
Valuation date common stock price	$1.39

The fair value of the January and February 2023 warrants at the issuance date is approximately $1.5 million.

August 2023 Warrants

The warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model with the following assumptions. The amount of the fair value was insignificant.

Note 9 – Stock-based Compensation

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

As of March 25, 2021, the 2019 Plan was amended and restated as a result of which the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan was increased from 6,000,000 to 7,400,000.

On April 15, 2022, the Board approved, subject to stockholder approval, an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan from 7,400,000 to 13,400,000. On June 21, 2022, the stockholders approved this increase.

As of December 31, 2023, the Company had 4,455,442 shares available for future grant under the 2019 Plan.

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

As of December 31, 2023, the Company had 1,481,250 shares available for future grant under the Inducement Plan.

Stock Options

Stock option activity for the years ended December 31, 2023 and 2022 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2021	5,592,137	$2.29	8.6 years	$9,912
Granted	2,525,000	$2.77
Exercised	(77,000)	$0.40
Cancelled	(1,120,243)	$3.15
Outstanding at December 31, 2022	6,919,894	$2.34	8.2 years	$2,034
Granted	1,610,375	$1.23
Exercised	(245,855)	$0.44
Cancelled	(836,002)	$2.66
Outstanding at December 31, 2023	7,448,412	$2.13	7.1 years	$726

Exercisable as of December 31, 2023	4,760,030	$2.02	6.5 years	$712

Vested and expected to vest as of December 31, 2023	7,448,412	$2.13	7.1 years	$726

The weighted-average grant date fair value of options granted during the years ended December 31, 2023, and 2022 was $0.74 and $1.48 per share, respectively. During the years ended December 31, 2023 and 2022, 245,855 and 77,000 options were exercised for proceeds of $109,000 and $31,000, respectively. The fair value of the 2,008,712 and 1,707,794 options that vested during the years ended December 31, 2023 and 2022 was approximately $3.1 million and $3.2 million, respectively.

On June 21, 2022, the Company granted an award of 100,000 options to the Company’s founder at an exercise price of $5.00 per share. The options were to vest in full upon the shipment of 20,000 product units on or before June 30, 2023. For the years ended December 31, 2023 and 2022, the Company has not recognized stock compensation expense of approximately $0.1 million related to this award as the successful achievement of the performance conditions is not yet probable, and the award has been cancelled.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022

Dividend yield	—%	—%
Expected volatility	61.55%	61.97%
Risk-free interest rate	3.77%	2.78%
Expected life	5.98 years	6.07 years

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

The Company has recorded stock-based compensation expense for the years ended December 31, 2023 and 2022 related to the issuance of stock option awards to employees and nonemployees in the consolidated statement of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022
Research and development	$940	$1,169
Sales, general and administrative	2,040	1,927
	$2,980	$3,096

As of December 31, 2023, unamortized compensation expense related to unvested stock options was approximately $4.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

Note 10 – Commitments and Contingencies

Operating Leases

As of December 31, 2023, the Company had one office lease for the Corporate headquarters and laboratory space.

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

Finance Lease

On November 22, 2023, the Company executed a lease agreement for equipment. The lease term is 36 months, and the monthly payment is approximately $1,700. The lease agreement has a bargain purchase option at the end of the lease term.

The balances of the lease related accounts as of December 31, 2023 and 2022 are as follows (in thousands):

	As of December 31,
Operating and Finance leases	2023	2022
Right-of-use assets	$247	$389
Operating lease liabilities - Short-term	$203	$212
Operating lease liabilities - Long-term	$15	$214
Finance lease liabilities - Short-term	$14	$—
Finance lease liabilities - Long-term	$35	$—

Right-of-use assets are included in other assets on the consolidated balance sheets. The short-term lease liabilities and the long-term lease liabilities are included in other current liabilities and other noncurrent liabilities, respectively, on the consolidated balance sheets.

The components of lease expense and supplemental cash flow information as of and for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Lease Cost:
Operating lease cost	$261	$226

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$243	$209
Weighted average remaining lease term - operating leases (in years)	0.90	1.97
Average discount rate - operating leases	10.00%	10.00%
Weighted average remaining lease term - financing leases (in years)	3.00	—
Average discount rate - financing leases	15.08%	—

Future minimum lease payments are as follows as of December 31, 2023 (in thousands):

2024	224
2025	48
2026	18
Total lease payments	290
Less: Interest	(23)
Total lease liabilities	$267

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

No amounts associated with such indemnifications have been recorded as of December 31, 2023.

Non-cancelable Obligations

The Company did not have any non-cancelable contractual commitments as of December 31, 2023.

NOTE 11 – INCOME TAXES

For the years ended December 31, 2023 and 2022, no U.S. provision or benefit for income taxes was recorded and an insignificant amount of Ireland provision for income taxes for the years ended December 31, 2023 and 2022 was offset by credits.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal rate as follows:

	Year Ended December 31,
	2023	2022

U.S. federal provision (benefit):
At statutory rate	21%	21%
Valuation allowance	(23)%	(22)%
Changes in stock-based compensation	(1)%	(1)%
Other	3%	1%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022

Gross deferred tax assets:
Net operating loss carryforwards	$13,396	$10,040
Research and development credit carryforward	2,703	1,434
Capitalized research and development	5,964	3,444
Accrued bonus	41	464
Stock-based compensation	999	590
Lease liabilities	56	90
Other	12	53
Total gross deferred tax assets	23,171	16,115
Less valuation allowance	(23,101)	(16,024)
Total net deferred tax assets	70	91

Deferred tax liabilities:
Property and equipment	(18)	(9)
Right-of-use assets	(52)	(82)
Total deferred tax liabilities	70	(91)

Net deferred tax assets	$—	$—

During 2023 and 2022, the Company has maintained a valuation allowance against the net deferred tax assets due to the uncertainty surrounding the realization of those assets. The Company periodically evaluates the recoverability of the deferred tax assets and, when it is determined to be more-likely-than-not that the deferred tax assets are realizable, the valuation allowance is reduced. The valuation allowance increased by approximately $7.1 million and $7.0 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company has federal net operating loss carryforwards of approximately $64.8 million and $48.5 million, respectively, all of which do not expire. The net operating loss carryforwards may be available to offset future taxable income for income tax purposes.

As of December 31, 2023 and 2022, the Company has federal research and development (“R&D”) credit carryforwards of approximately $2.4 million and $1.2 million, respectively. The federal R&D credits begin to expire in 2039.

As of December 31, 2023 and 2022, the Company has California R&D credit carryforwards of approximately $1.5 million and $1.1 million, respectively. The California R&D credits do not expire.

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

The Company files income tax returns in the U.S. federal jurisdiction and in various states. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and various state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits.

Total gross unrecognized tax benefit liabilities as of December 31, 2023 and 2022 were approximately $1.2 million and $0.8 million, respectively, related to Federal and California R&D credits. As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits, which, if recognized would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision (benefit) in the statements of operations. The Company had no accrued interest and penalties related to unrecognized tax benefits as of December 31, 2023.

The following is a rollforward of the total gross unrecognized tax benefits for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022

Beginning Balance	$811	$487
Gross Increases - Tax Position in Prior Periods	—	1
Gross Increases - Tax Position in Current Period	423	323

Ending Balance	$1,234	$811

Note 12 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table computes the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2023 and 2022 is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(29,283)	$(30,329)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	46,195,403	33,025,721

Net loss per share, basic and diluted	$(0.63)	$(0.92)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022 because including them would have been antidilutive are as follows:

	Year Ended December 31,
	2023	2022
Shares subject to options to purchase common stock	7,448,412	6,769,694
Shares subject to warrants to purchase common stock	4,757,256	1,938,143
Total	12,205,668	8,707,837

For the year ended December 31, 2022, performance based option awards for 150,200 shares of common stock, respectively, are not included in in the table above or considered in the calculation of diluted earnings per share until the performance conditions of the option award are considered probable by the Company.

Note 13 – Subsequent Events

On April 2, 2024, the Company entered into a securities purchase agreement for the private placement of an aggregate of 45,252,517 units with each unit consisting of (1) one share of the Company’s common stock or at the election of the purchaser a pre-funded warrant, and (2) one warrant to purchase one share of common stock. The purchase price paid for each Unit was $0.533. Certain directors and officers participated and purchased 287,500 of the units at an offering price of $0.565 per share.

Pre-funded warrants totaling 3,149,028 shares were issued. Each pre-funded warrant has an exercise price equal to $0.001 per share or calculated pursuant to the cashless exercise provision. The warrants were immediately exercisable on the date of issuance and do not expire.

Warrants totaling 45,252,517 shares were issued. Each warrant that was issued to holders other than the Company’s officers and directors has an exercise price equal to $0.4071 per share or calculated pursuant to the cashless exercise provision. The warrants issued to the Company’s officers and directors have an exercise price equal to $0.44 or calculated pursuant to the cashless exercise provision. The warrants were exercisable immediately and expire on the fifth anniversary of the initial exercise date of the warrant. After April 4, 2025, the warrants may be redeemed in whole or in part at the option of the Company with at least thirty days’ notice to the holder of the warrant, which notice may not be given before, but may be given at any time after the date on which (i) the closing price of the Company’s common stock has equaled or exceeded $5.00 for ten consecutive trading days and (ii) the daily trading volume of the common stock has exceeded 100,000 shares on each of such ten trading days. The redemption price is $0.025 per share.

The gross proceeds were approximately $24.1 million, before deducting offering fees and expenses of approximately $1.4 million. The offering closed on April 5, 2024. Common stock shares of 42,103,489 were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2023, our disclosure controls and procedures were ineffective.

As of December 31, 2023, we had a material weakness in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weakness at December 31, 2023: ineffective design and operation of our financial close and reporting controls. Specifically, we did not design and maintain effective controls over certain account reviews and analyses and certain information technology general controls. The material weakness did not result in any identified misstatements to the consolidated financial statements and there were no changes in previously released financial results.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2023: ineffective design and operation of our financial close and reporting controls. Specifically, we did not design and maintain effective controls over certain account reviews and analyses and certain information technology general controls. The material weakness did not result in any identified misstatements to the consolidated financial statements and there were no changes in previously released financial results. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2023.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.	Exhibit Index (The exhibits required to be filed as a part of this Report are listed in the Exhibit Index).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	SEC File/ Registration Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	March 25, 2021	001-40254
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	June 21, 2023	001-40254
3.3	Amended and Restated Bylaws of the Registrant		8-K	3.2	March 25, 2021	001-40254
4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1/A	4.1	March 10, 2021	333-252671
4.2	Form of Underwriter Warrant		S-1/A	4.2	March 10, 2021	333-252671
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering		S-1	4.3	February 2, 2021	333-252671
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering		S-1	4.4	February 2, 2021	333-252671
4.5	Form of Warrant to Purchase Common Stock issued in 2020		S-1	4.6	February 2, 2021	333-252671
4.6	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	4.6	March 30, 2022	001-40254
4.7	Form of Warrant to Purchase Common Stock		8-K	4.1	January 31, 2023	001-40254
4.8	Warrant Agent Agreement, dated January 31, 2023, by and between the Company and Pacific Stock Transfer Company		8-K	4.2	January 31, 2023	001-40254
10.1	Movano Inc. Amended and Restated 2019 Omnibus Incentive Plan †		S-1/A	10.1	March 10, 2021	333-252671
10.2	Form of Stock Option Award Agreement under 2019 Omnibus Incentive Plan †		S-1	10.2	February 2, 2021	333-252671
10.3	Non-Employee Director Compensation Policy †		10-K	10.3	March 30, 2022	001-40254
10.4	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers †		S-1	10.4	February 2, 2021	333-252671
10.5	Offer Letter, dated November 29, 2019, by and between the Registrant and Michael Leabman †		S-1	10.5	February 2, 2021	333-252671
10.6	Offer Letter, dated November 29, 2019, by and between the Registrant and J. Cogan †		S-1	10.7	February 2, 2021	333-252671

10.7	Form of 2020 Note Purchase Agreement		S-1	10.16	February 2, 2021	333-252671
10.8	Amended and Restated Lead Investor Agreement, dated August 27, 2020, between the Registrant and Maestro Venture Partners, LLC		S-1	10.17	February 2, 2021	333-252671
10.9	Offer Letter, dated February 8, 2021, by and between the Registrant and John Mastrototaro †		S-1/A	10.17	March 10, 2021	333-252671
10.10	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and Michael Leabman †		S-1/A	10.18	March 10, 2021	333-252671
10.11	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and J. Cogan †		S-1/A	10.20	March 10, 2021	333-252671
10.12	Amendment No. 1 to Movano Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022) †		8-K	10.1	June 22, 2022	001-40254
10.13	At the Market Issuance Agreement, dated August 15, 2022 by and between the Company, as issuer, and B. Riley Securities, Inc. as sale agent		10-Q	1.1	August 15, 2022	001-40254
21.1	Subsidiaries of the Company	x
23.1	Consent of Moss Adams, LLP	x
24.1	Power of Attorney (included on signature page)	x
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	x
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	x
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	x
97.1	Incentive-Based Compensation Recovery Policy	x
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Movano, Inc.

Dated: April 16, 2024	By:	/s/ John Mastrototaro
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

Signatures	Title	Date

/s/ John Mastrototaro	Chief Executive Officer and Director	April 16, 2024
John Mastrototaro	(Principal Executive Officer)

/s/ J. Cogan	Chief Financial Officer	April 16, 2024
J. Cogan	(Principal Financial and Accounting Officer)

/s/ Emily Wang Fairbairn	Director	April 16, 2024
Emily Wang Fairbairn

/s/ Brian Cullinan	Director	April 16, 2024
Brian Cullinan

/s/ Rubén Caballero	Director	April 16, 2024
Rubén Caballero

/s/ Michael Leabman	Director	April 16, 2024
Michael Leabman

/s/ Nan Kirsten Forte	Director	April 16, 2024
Nan Kirsten Forte