Form 10-K/A
period 2023-12-31
Movano Inc.
filed 2024-04-29
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 24, 2024, there were 98,265,068 shares of the registrant’s common stock outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Moss Adams LLP	San Francisco, California	659

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Movano Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024. As used in this Amendment No. 1, unless otherwise stated or the context otherwise requires, the terms “Movano”, “Movano Health” “we,” “us,” “our” and the “Company” refer to Movano Inc.

We are filing this Amendment No. 1 pursuant to General Instruction G(3) of Form 10-K, as we do not intend to file a definitive proxy statement for the 2024 annual meeting of stockholders (the “Annual Meeting”) within 120 days of the end of our fiscal year ended December 31, 2023. Accordingly, this Amendment is being filed solely to:

●	amend and restate Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of our 2023 Annual Report filed with the SEC on April 16, 2024, in their entirety as set forth herein;

●	delete the reference on the cover page of our 2023 Annual Report to the incorporation by reference of portions of our proxy statement for the Annual Meeting into Part III of such 2023 Annual Report; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Because no financial statements have been included in this Amendment No. 1, and because this Amendment No. 1 does not contain or amend any disclosure with respect to paragraphs 3, 4 and 5 of Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as set forth above, no other Items of our 2023 Annual Report have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in such 2023 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2023 Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the 2023 Annual Report.

i

MOVANO, INC.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

INFORMATION CONCERNING DIRECTORS

Nominee’s or Director’s Name	Year First Became Director	Position with the Company
John Mastrototaro	2020	Chief Executive Officer and Director
Emily Wang Fairbairn	2018	Director and Chair of the Board
Rubén Caballero	2019	Director
Brian Cullinan	2020	Director
Nan Kirsten Forte	2022	Director
Michael Leabman	2018	Chief Technology Officer and Director

Set forth below is background information for each current director, as well as information regarding additional experience, qualifications, attributes or skills that led the Board to conclude that such director should serve on the Board.

John Mastrototaro, Ph.D., age 63, has served as a director of the Company since December 2020 and as President and CEO since April 2021. Mr. Mastrototaro has over 30 years of experience in the medical device industry, leading innovation and bringing new products to the market. Mr. Mastrototaro served as the Chief Operating Officer of Orthosensor, Inc. from 2017 to March 2021. Previously, Mr. Mastrototaro spent the majority of his career with Medtronic, PLC. and MiniMed, Inc., where he was instrumental in initiating and leading a series of firsts in the world of diabetes, including the ambulatory continuous glucose monitoring system, the sensor augmented insulin pump and the early generations of the artificial pancreas. Prior to joining Orthosensor, Mr. Mastrototaro was Medtronic’s first VP of Informatics from 2013 to 2017, a role in which he helped develop a corporate strategy for the use of data and analytics to improve healthcare delivery. During his tenure in Medtronic’s Diabetes division, Mr. Mastrototaro held a number of positions, including CTO, VP of R&D and Business Development and Global VP of Clinical Research and Health Affairs. Mr. Mastrototaro started his career with Eli Lilly. He holds a B.A. in Mathematics and Physics from Holy Cross College and M.S. and Ph.D. in Biomedical Engineering from Duke University. Mr. Mastrototaro has authored over 50 peer reviewed manuscripts and holds over 60 US patents. We believe Mr. Mastrototaro is qualified to serve on our board of directors based on his background, experience, qualifications, attributes and skills, and that his significant knowledge of, and breadth of experience in, the medical device industry in general and diabetes monitoring and care in particular provides valuable insight to our board.

Emily Wang Fairbairn, age 62, has served as a director of the Company and Chair of the Board since March 2018. Ms. Fairbairn was co-founder and CEO of multi-billion-dollar hedge fund, Ascend Capital, from 1999 to 2018. The firm established a long/short equity hedge fund business focused on managing assets for institutional clients such as pensions, endowments and public companies. From 1987 to 1997, Ms. Fairbairn built a successful practice managing equity portfolios for high net worth clients for Merrill Lynch. From 1985 to1987 Ms. Fairbairn worked as a process engineer and supervisor for Pepsi’s Frito-Lay brand. Ms. Fairbairn is an active philanthropist with a history of supporting education, athletics, and medical research. Since July 2021, Ms. Fairbairn has served as a member of the board of directors of IN8bio, Inc. (Nasdaq: INAB). Ms. Fairbairn not only serves on the funding board of MIT Sandbox Innovation Fund to actively mentor entrepreneurs, but also serves as a board member and mentor to young enterprises for CodeLogic, Inc. and Acelab Inc. Ms. Fairbairn received her Bachelor of Science in chemical engineering from California State Polytechnic University Pomona. We believe Ms. Fairbairn is qualified to serve on our board of directors based on her background, experience, qualifications, attributes and skills, including her background in investment and finance matters, and extensive executive leadership and management experience.

Rubén Caballero, age 56, has served as a director of the Company since November 2019. Since April 2020, Mr. Caballero has served as Microsoft’s Corporate Vice President of Devices & Technology Engineering for the Mixed Reality Division, where he oversees Mixed Reality, AI and other special projects. Mr. Caballero served as a Vice President of Engineering at Apple from 2005 until April 2019, where he was one of the founding leaders of the iPhone hardware design team and later expanded his role to include iPad, Apple Watch, Macintosh, and other hardware products. Mr. Caballero’s senior role at Apple provided him with the opportunity to build and scale global teams, including the Wireless Design and Technology team for all the products/ecosystems at Apple, including the iPhone, iPad, Macs, AirPods, HomePod, and accessories. Before Apple, Mr. Caballero worked at two start-ups, where he led efforts for designing innovative products and core technology for wireless networked audio components and devices. Since August 2019, Mr. Caballero has served as a member of the board of directors of Resonant Inc. (Nasdaq: RESN), a company that is working to transform the way radio frequency, or RF, front-ends are being designed and delivered for mobile handset and wireless devices. Mr. Caballero received a Bachelor’s degree in Electrical Engineering from École Polytechnique de Montréal, a Master in Electrical Engineering from New Mexico State University and an Honorary Doctorate from École Polytechnique de Montréal. We believe Mr. Caballero is qualified to serve on our board of directors based on his extensive experience in the technology industry, and his technical expertise gained from working with wireless technologies and commercializing products for one of the world’s largest technology companies.

Brian Cullinan, age 64, has served as a director of the Company since August 2020. Mr. Cullinan was a partner at PricewaterhouseCoopers LLP (“PwC”) from July 1997 through June 2020. While at PwC, Mr. Cullinan served as a Senior Relationship and Global Engagement Partner with responsibility for numerous PwC Fortune 500 clients. In addition, he served on PwC’s U.S. Board of Partners & Principals from 2010 to 2018, including two terms as Lead Director from 2012 to 2016. Mr. Cullinan simultaneously served as a member of PwC’s Global Board from 2013 to 2017 and as Managing Partner – Southwest Region from 2011 to 2017. Mr. Cullinan has served in numerous other leadership roles during his career at PwC, including West Region Assurance Leader from 2009 to 2012 and U.S. Entertainment, Media & Communications Assurance Leader from 2007 to 2009. He received a Bachelor of Arts from Cornell University and a Master of Science in Financial Accounting from Northeastern University. We believe Mr. Cullinan is qualified to serve on our board of directors based on his extensive knowledge of, and experience in, the application of accounting principles and the financial reporting process, as well as his extensive executive leadership and management experience.

Nan Kirsten Forte, age 61, has served as a director of the Company since April 2022. Since January 2019, Ms. Forte has served as Executive Vice President and General Manager of Everyday Health Group, a division of Ziff Davis. Ms. Forte served as Executive Vice President and Chief Growth Officer of Everyday Health Group from October 2018 until December 2018. Ms. Forte provided consulting services to Everyday Health Group from January 2018 until October 2018 and served as Senior Vice President, Brand Marketing at Healthline Media from January 2017 until August 2017. Prior to that Ms. Forte served as Chief Customer Officer at HealthTap and CEO of the Travora travel ad network. Previously Nan was a senior executive at WebMD for 12 years beginning with the acquisition of her startup Medcast Networks. Nan began her career at Whittle Communications (Medical News Network and Special Reports Television), Time Inc. and iVillage. Nan served as a member of the Advisory Panel on Medicare Education making recommendations to the Centers for Medicare and Medicaid Services (CMS) and HHS on opportunities to enhance the effectiveness of consumer education strategies. In 2015, Nan received her MS in Biomedical Communications from Long Island University’s Brooklyn College of Pharmacy and a BS in Biology from Swarthmore College in Swarthmore, PA. We believe Ms. Forte is qualified to serve on our board of directors based on her extensive brand marketing and product innovation experience, particularly in the healthcare industry, as well as her significant executive leadership and management experience.

Michael Leabman, age 51, founded the Company and has served as a member of its board of directors since January 2018, and as Chief Technology Officer since April 1st, 2021. As a serial entrepreneur with a passion for envisioning, inventing and executing, Mr. Leabman has previously founded four other companies in the wireless space and has more than 200 patents issued in smart antenna array for telecom/power. Most recently, Mr. Leabman founded Energous Corporation (Nasdaq: WATT), a wireless charging company, in October 2012, and served as a member of its board of directors from October 2012 until May 2018, and its Chief Technology Officer from October 2013 until January 2018. Prior to Energous, Mr. Leabman founded and served as President of TruePath Wireless, a service provider and equipment provider in the broadband communications industry and founded and served as CTO for DataRunway Inc., a wireless communication company providing broadband internet to airlines. Mr. Leabman received both his Bachelor of Science degree and Master of Engineering degree in electrical engineering from the Massachusetts Institute of Technology. We believe Mr. Leabman is qualified to serve as a member of our board of directors based on his background, experience, qualifications, attributes and skills, including founding our Company and his executive leadership and technical experience in the wireless and broadband communications industry.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Set forth below is background information relating to our executive officers:

Name	Age	Position
John Mastrototaro	63	Chief Executive Officer and Director
Michael Leabman	51	Founder, Chief Technology Officer and Director
Jeremy (“J.”) Cogan	55	Chief Financial Officer

John Mastrototaro is discussed above under Information Concerning Directors and Nominees for Director.

Michael Leabman is discussed above under Information Concerning Directors and Nominees for Director.

J. Cogan has served as the Company’s Chief Financial Officer since May 2019. Mr. Cogan brings 24 years of financial experience to the Company. From July 2007 to December 2018, Mr. Cogan managed the Leisure & Media portfolio at Ascend Capital, a multi-billion-dollar, long/short equity hedge fund, based in the San Francisco Bay Area. At Ascend, he was also a member of the firm’s Executive Committee. From January 1995 to May 2007, Mr. Cogan was a member of the equity research team at Banc of America Securities LLC (and its predecessors). For the majority of his tenure at Banc of America Securities, Mr. Cogan was a Principal and Senior Equity Research Analyst, responsible for the Gaming and Lodging sectors. Mr. Cogan received a Bachelor of Arts degree in Communications from the University of Pennsylvania and has been a Chartered Financial Analyst (CFA) Charterholder since September 2000.

Family Relationships and Certain Legal Proceedings

There are no family relationships between any of our directors or executive officers. There are no legal proceedings related to any of the directors or executive officers that must be disclosed pursuant to Item 401(f) of Regulation S-K.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of the copies of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2023.

Code of Ethics and Conduct

We have in place a Corporate Code of Ethics and Conduct (the “Code of Ethics”) that applies to all of our directors, officers, employees, agents and contractors. The Code of Ethics is designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code of Ethics to an appropriate person identified in the Code of Ethics; and

●	accountability for adherence to the Code of Ethics.

A current copy of the Code of Ethics is available at www.movano.com. A copy may also be obtained, free of charge, from us upon a request directed to Movano Inc., 6800 Koll Center Parkway, Pleasanton, California 94566, attention: Investor Relations. We intend to disclose any amendments to or waivers of a provision of the Code of Ethics required to be disclosed by applicable SEC rules by posting such information on our website available at www.movano.com and/or in our public filings with the SEC.

Stockholder Nominees for Director

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Audit Committee

Our Board has a standing audit committee (the “Audit Committee”), which retains the authority to engage its own advisors and consultants. The Audit Committee consists of Mr. Caballero, Mr. Cullinan and Ms. Fairbairn. The Board has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. The Board has elected Mr. Cullinan as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC.

The Audit Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to financial reports and other financial information. The Audit Committee (1) reviews, monitors and reports to the Board on the adequacy of the Company’s financial reporting process and system of internal controls over financial reporting, (2) has the ultimate authority to select, evaluate and replace the independent auditor and is the ultimate authority to which the independent auditors are accountable, (3) in consultation with management, periodically reviews the adequacy of the Company’s disclosure controls and procedures and approves any significant changes thereto, (4) provides the audit committee report for inclusion in our proxy statement for our annual meeting of stockholders and (5) recommends, establishes and monitors procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters.

Item 11. Executive Compensation

COMPENSATION AND OTHER INFORMATION CONCERNING

DIRECTORS AND OFFICERS

Our compensation philosophy is to offer our executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled management, which is necessary to achieve our financial and strategic objectives and create long-term value for our stockholders. We believe the levels of compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances. The principal elements of our executive compensation program have to date included base salary and long-term equity compensation in the form of stock options. We believe successful long-term Company performance is more critical to enhancing stockholder value than short-term results. For this reason and to conserve cash and better align the interests of management and our stockholders, we emphasize long-term performance-based equity compensation over base annual salaries.

The following table sets forth information concerning the compensation earned by the individual that served as our Principal Executive Officer during 2023 and our two most highly compensated executive officers other than the individual who served as our Principal Executive Officer during 2023 (collectively, the “named executive officers”):

2023 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	TOTAL ($)
John Mastrototaro	2023	315,000	263,509	—	16,351	594,860
Chief Executive Officer	2022	315,000	—	281,925	—	596,925
Michael Leabman	2023	315,000	105,404	—	—	420,404
Chief Technology Officer	2022	315,000	107,500	281,925	—	704,425
J. Cogan	2023	270,000	148,346	—	—	418,346
Chief Financial Officer	2022	270,000	—	181,238	—	451,238

(1)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see note 12 to our audited financial statements included with our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

(2)	The amounts under the Non-Equity Incentive Plan Compensation column reflect amounts earned under Movano’s annual performance bonus plan.

(3)	The amounts shown in this column represent reimbursement for certain health benefit plan premiums.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2023.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
John Mastrototaro	202,500	44,898	(1)		0.54	12/06/2030
Chief Executive Officer	703,888	291,667	(2)		3.26	2/09/2031
	70,312	64,688	(3)		5.00	11/15/2031
	63,281	274,219	(4)		1.29	3/20/2033
Michael Leabman	540,000	-			0.38	11/18/2029
Chief Technology Officer	25,312	109,688	(5)		1.29	3/20/2033
J. Cogan	60,000	20,000	(6)		2.00	12/06/2030
Chief Financial Officer	33,854	31,146	(7)		5.00	11/15/2031
	35,625	154,375	(8)		1.29	3/20/2033

(1)	Represents the unvested portion of an option grant that vests in equal monthly installments of 7,292 shares each.

(2)	Represents the unvested portion of an option grant that vests in equal monthly installments of 20,833 shares.

(3)	Represents the unvested portion of an option grant that vests in equal monthly installments of 2,813 shares each.

(4)	Represents the unvested portion of an option grant that vests in equal monthly installments of 7,031 shares each

(5)	Represents the unvested portion of an option grant that vests in equal monthly installments of 2,812 shares each.

(6)	Represents the unvested portion of an option grant that vests in equal monthly installments of 1,667 shares each.

(7)	Represents the unvested portion of an option grant that vests in equal monthly installments of 1,354 shares each.

(8)	Represents the unvested portion of an option grant that vests in equal monthly installments of 3,958 shares each.

Employment Agreements and Change of Control Arrangements

Employment Agreements

The following is a summary of the employment arrangements with our named executive officers.

Michael Leabman, Chief Technology Officer and Director, purchased 400,000 shares of common stock, effective as of January 30, 2018 pursuant to a Restricted Stock Purchase Agreement. Such shares are subject to vesting over four years based on continued services to the Company and vesting is subject to acceleration upon a change of control transaction and, under certain circumstances, termination of services to the Company. The Company entered into an “at-will” amended and restated offer letter with no fixed term with Mr. Leabman, effective November 29, 2019 which was amended pursuant to a first amendment dated February 10, 2021 (as amended, the “Leabman Offer Letter”). Under the Leabman Offer Letter: (1) Mr. Leabman received an initial base salary of $250,000, which was adjusted to $315,000 in January 2022, and is eligible to receive target performance bonuses equal to 100% of base salary (or any other amount approved by the Board), and (2) Mr. Leabman was awarded stock options to acquire 540,000 shares of common stock, one fourth of which options vested on the November 18, 2020, and the balance of which such options vest in 36 equal monthly installments thereafter. The Leabman Offer Letter provides that (1) if Mr. Leabman is terminated by the Company other than for Cause he is entitled to receive cash severance in an amount equal to 12 months of base salary plus a pro-rated amount of his target bonus based on the number of days he is employed during the year of termination and (2) if there occurs a Change in Control (as defined in the Omnibus Incentive Plan) and in the period prior to and in connection with or in anticipation of such Change in Control and ending on the one-year anniversary of the consummation of such Change in Control, Mr. Leabman is terminated by the Company other than for Cause, 100% of any such options that remain unvested will immediately vest. “Cause” includes, among other items, Mr. Leabman’s conviction of a felony involving fraud, misappropriation, embezzlement or dishonesty in conjunction with his duties to Company or repeated willful failure to perform his job duties as defined by the Board or uncured material breach of the Leabman Offer Letter or Mr. Leabman’s confidential information and inventions assignment agreement with the Company. Mr. Leabman is also entitled to participate in the Company’s regular health insurance and other employee benefit plans established by the Company for its employees from time to time.

J. Cogan. The Company has entered into an offer letter with J. Cogan, the Company’s Chief Financial Officer on similar terms to the agreement entered with Michael Leabman. Pursuant to his offer letter Mr. Cogan (1) received an initial base salary of $250,000, which was adjusted to $270,000 in January 2022, (2) is entitled to a target performance bonus equal to 75% of base salary (or any other amount approved by the Board) and (3) was awarded stock options to acquire 455,000 shares of common stock. Mr. Cogan’s Offer Letter provides for severance in connection with an involuntary termination and the acceleration of his stock options in connection with a Change of Control on identical terms as those described in the description of Mr. Leabman’s offer letter above.

John Mastrototaro. The Company entered into an offer letter with John Mastrototaro, the Company’s President, CEO and Director on similar terms to the agreement entered with Michael Leabman. Pursuant to his offer letter Mr. Mastrototaro (1) received an initial base salary of $300,000, which was adjusted to $315,000 in January 2022, (2) is entitled to a target performance bonus equal to 100% of base salary (or any other amount approved by the Board) and (3) was awarded stock options to acquire 1,000,000 shares of common stock. Mr. Mastrototaro’s Offer Letter provides for severance in connection with an involuntary termination and the acceleration of his stock options in connection with a Change of Control on identical terms as those described in the description of Mr. Leabman’s offer letter above.

Director Compensation

Each of our non-employee directors other than Ms. Fairbairn received stock option grants upon their appointment to the Board and Ms. Fairbairn received an option grant in September 2020. The options granted are subject to vesting with 1/48th of the shares vesting for each month of continuous service. Pursuant to our non-employee director compensation policy our non-employee directors receive a $50,000 annual cash retainer plus the following additional annual cash fees: Chair of the Board, $25,000, Chair of the Audit Committee, $20,000 and Chair of the Compensation Committee, $10,000. Our non-employee director compensation policy provides that each director also receives options to purchase 20,000 shares of our common stock at the beginning of each year.

The following table sets forth information with respect to compensation earned by or awarded to each of our independent directors who served on the Board during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation	Total ($)
Rubén Caballero	60,000	14,576	—	74,576
Brian Cullinan	70,000	14,576	—	84,576
Emily Wang Fairbairn	75,000	17,234	—	92,234
Nan Kirsten Forte	50,000	14,576	—	64,576

(1)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see note 9 to our audited financial statements included with our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC. The following table shows the number of shares subject to outstanding option awards held by each non-employee director as of December 31, 2023:

Name	Shares Subject to Outstanding Stock Option Awards (#)	Unvested Shares of Restricted Stock
Rubén Caballero	560,000	—
Brian Cullinan	20,000	37,500
Emily Wang Fairbairn	20,000	—
Nan Kirsten Forte	153,333	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2023. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Outstanding)
Equity compensation plans approved by security holders	7,448,412	$2.13	5,936,692
Equity compensation plans not approved by security holders	—	—	—
Total	7,448,412	$2.13	5,936,692

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our voting stock as of April 15, 2024 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

●	each executive officer included in the Summary Compensation Table below;

●	each of our directors;

●	each person nominated to become director; and

●	all executive officers, directors and nominees as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Movano Inc. at 6800 Koll Center Parkway, Pleasanton, California 94566. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of an option or warrant) within 60 days after April 15, 2024 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The applicable percentage of common stock as of April 15, 2024 is based upon 98,225,068 shares outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock	Shares Underlying Options and Warrants	Number of Shares Beneficially Owned	Percentage of Class
Directors and Executive Officers
Rubén Caballero	80,200	602,000	682,200	*
J. Cogan(1)	780,649	225,283	1,005,932	1.0%
Brian Cullinan(2)	281,070	87,571	368,641	*
Emily Wang Fairbairn(3)	5,916,999	50,000	5,966,999	6.1%
Nan Kirsten Forte	7,142	201,904	209,046	*
Michael Leabman	53,457	591,117	644,574	*
John Mastrototaro	291,642	1,453,064	1,744,706	1.8%
Directors and Executive Officers as a group (7 persons)	7,411,159	3,210,939	10,622,098	10.5%

Five Percent Stockholders
Malcolm Fairbairn(4)	5,513,571	-	5,513,571	5.6%
Leabman Holdings, LLC(5)	5,630,084	1,876,000	7,506,084	7.5%
Peter Appel(6)	9,722,104	-	9,722,104	9.9%

*	Less than one percent.

(1)	733,649 shares of common stock and 45,000 warrants to purchase one share of common stock are held by the Cogan/Goldberg Living Trust, the Jesse Gabriel Goldberg Cogan Irrevocable Trust and Maya Brooke Cogan Irrevocable Trust. J. Cogan is a trustee of each of these trusts as a result of which he has voting and dispositive power over such securities. Mr. Cogan disclaims any beneficial ownership of such shares except to the extent of his pecuniary interests therein.

(2)	As of April 13, 2024, 12,500 of these shares were subject to continued vesting requirements.

(3)	528,571 shares of common stock are held by Valley High Partners, LP and 4,985,000 shares of common stock are held by the Malcolm P. Fairbairn and Emily T. Fairbairn Charitable Remainder Unitrust (the “Charitable Trust”). In addition, the Charitable Trust holds warrants to purchase 4,689,286 shares of common which are not exercisable within 60 days of April 15, 2024. Emily Fairbairn and Malcolm Fairbairn are trustees of the Charitable Trust and share voting and dispositive power over the shares held by the Charitable Trust. Ms. Fairbairn disclaims any beneficial ownership of such shares except to the extent of her pecuniary interests therein.

(4)	528,571 shares of common stock are held by Valley High Partners, LP and 4,985,000 shares of common stock are held by the Malcolm P. Fairbairn and Emily T. Fairbairn Charitable Remainder Unitrust (the “Charitable Trust”). In addition, the Charitable Trust holds warrants to purchase 4,689,286 shares of common which are not exercisable within 60 days of April 15, 2024. Emily Fairbairn and Malcolm Fairbairn are trustees of the Charitable Trust and share voting and dispositive power over the shares held by the Charitable Trust. Mr. Fairbairn disclaims any beneficial ownership of such shares except to the extent of his pecuniary interests therein.

(5)	The address of Leabman Holdings LLC is 8010 E. Cedar Avenue, Denver, Colorado 80230. DvineWave Irrevocable Trust dated December 12, 2012 (“DvineWave”) is the sole member and manager of Leabman Holdings. Gregory Tamkin and Dorsey & Whitney Trust Company, LLC are the co-trustees of DvineWave and share voting and dispositive power with respect to all securities held by Leabman Holdings. This information is based solely on a Schedule 13G filed jointly with the SEC on April 9, 2024 by Gregory Tamkin, DvineWave and Dorsey & Whitney Trust Company, LLC.

(6)	In addition, Mr. Appel holds warrants to purchase 11,988,844 shares of common which are not exercisable within 60 days of April 15, 2024. The address of Mr. Appel is 3505 Main Lodge Drive, Coconut Grove, FL 33133. This information is based solely on a Schedule 13G filed with the SEC on April 10, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2022 and other than compensation agreements and other arrangements, which are described as required by applicable SEC rules under the heading “Executive and Director Compensation” above, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) 1% of the average of the Company’s total assets as of the end of last two completed fiscal years, in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of their immediate families had or will have a direct or indirect material interest except as described below.

January 2023 Offering

On January 27, 2023, we entered into an Underwriting Agreement with Newbridge Securities Corporation, relating to an underwritten offering (the “January Offering”) of 4,644,000 shares (“Shares”) of Common Stock and warrants to purchase up to 2,322,000 shares of Common Stock (“January Warrants”). Each January Warrant has a five year term and an exercise price of $1.57 per share. The January Warrants were offered and sold at the rate of one January Warrant for every two Shares purchased in the January Offering. The January Offering closed on January 31, 2023. Certain of our directors and executive officers participated in the January Offering as follows:

Name	Shares of Common Stock Purchased	Shares Underlying Warrants Purchased	Purchase Price Paid
J. Cogan	17,857	8,929	$25,000
Brian Cullinan	7,142	3,571	$10,000
Emily Wang Fairbairn	178,571	89,286	$250,000
Nan Kirsten Forte	7,142	3,571	$10,000
Michael Leabman	17,857	8,929	$25,000
John Mastrototaro	7,142	3,571	$10,000

June 2023 Offering

On June 13, 2023, the Company entered into an Underwriting Agreement with The Benchmark Company, LLC relating to an underwritten offering (the “June Offering”) of 9,200,000 Shares. The public offering price per shares for each Share was $1.00. The June Offering closed on June 15, 2023. Certain of our directors and executive officers participated in the June Offering as follows:

Name	Shares of Common Stock Purchased	Purchase Price Paid
J. Cogan	35,000	$35,000
Brian Cullinan	10,000	$10,000
Emily Wang Fairbairn	250,000	$250,000
Michael Leabman	25,000	$25,000
John Mastrototaro	20,000	$20,000

November 2023 Offering

On November 14, 2023, the Company entered into an Underwriting Agreement with The Benchmark Company, LLC relating to an underwritten offering (the “November Offering”) of 4,870,000 Shares. The public offering price per shares for each Share was $0.85. The November Offering closed on November 17, 2023. Certain of our directors and executive officers participated in the November Offering as follows:

Name	Shares of Common Stock Purchased	Purchase Price Paid
J. Cogan	12,000	$10,200
Emily Wang Fairbairn	295,000	$250,750
John Mastrototaro	12,000	$10,200

April 2024 Private Placement

On April 2, 2024, the Company entered into a Securities Purchase Agreement with the purchasers named therein for a private placement (the “Private Placement”) of an aggregate of 45,298,517 units (the “Units”) with each unit consisting of (1) one Share, or at the election of the Purchaser a pre-funded warrant in lieu thereof (a “Pre-Funded Warrant”), and (2) one warrant to purchase one share of Common Stock (each, a “Private Placement Warrant”). Certain directors and officers participated in the Private Placement and purchased 331,856 of the Units at an offering price of $0.565 per share and accompanying Private Placement Warrant, which was the consolidated closing bid price of the Company’s common stock on The Nasdaq Capital Market on April 1, 2024 of $0.44 per share plus $0.125 per Private Placement Warrant. The Private Placement closed on April 4, 2024. Certain of our directors and executive officers participated in the June Offering as follows:

Name	Shares of Common Stock Purchased	Shares Underlying Warrants Purchased	Purchase Price Paid
J. Cogan	45,000	45,000	$25,425
Ruben Caballero	22,000	22,000	$12,500
Brian Cullinan	44,000	44,000	$24,860
Emily Wang Fairbairn	4,690,000	4,690,000	$2,649,850
John Mastrototaro	176,500	176,500	$99,723

Director Independence

Our Board has determined that each of Rubén Caballero, Brian Cullinan, Nan Kirsten Forte, and Emily Fairbairn are “independent directors” as such term is defined by Nasdaq Marketplace Rule 5605(a)(2). In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any transactions involving them discussed above under the heading “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed or expected to be billed by Moss Adams LLP (“Moss Adams”) for audit and non-audit services related to 2022 and 2023, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the tables.

Fee Category	2023($)	2022($)
Audit Fees(1)	694,894	586,740
Audit-Related Fees	—	—
Tax Fees(2)	22,756	40,825
All Other Fees	—	—
Total	717,650	627,565

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.

(2)	Tax Fees include research and development tax credits, federal and state tax compliance, and general tax consultation services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires that all services to be provided by the Company’s independent public accounting firm, including audit services and permitted non-audit services, to be pre-approved by the Audit Committee. The Audit Committee has delegated pre-approval authority to its chairman when necessary due to timing considerations. Any services pre-approved by such chairman must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all services provided by Moss Adams during 2023.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.	Exhibit Index (The exhibits required to be filed as a part of this Report are listed in the Exhibit Index).

		Incorporated by Reference				SEC File/
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	March 25, 2021	001-40254
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	June 21, 2023	001-40254
3.3	Amended and Restated Bylaws of the Registrant		8-K	3.2	March 25, 2021	001-40254
4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1/A	4.1	March 10, 2021	333-252671
4.2	Form of Underwriter Warrant		S-1/A	4.2	March 10, 2021	333-252671
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering		S-1	4.3	February 2, 2021	333-252671
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering		S-1	4.4	February 2, 2021	333-252671
4.5	Form of Warrant to Purchase Common Stock issued in 2020		S-1	4.6	February 2, 2021	333-252671
4.6	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	4.6	March 30, 2022	001-40254
4.7	Form of Warrant to Purchase Common Stock		8-K	4.1	January 31, 2023	001-40254
4.8	Warrant Agent Agreement, dated January 31, 2023, by and between the Company and Pacific Stock Transfer Company		8-K	4.2	January 31, 2023	001-40254
10.1	Movano Inc. Amended and Restated 2019 Omnibus Incentive Plan †		S-1/A	10.1	March 10, 2021	333-252671
10.2	Form of Stock Option Award Agreement under 2019 Omnibus Incentive Plan †		S-1	10.2	February 2, 2021	333-252671
10.3	Non-Employee Director Compensation Policy †		10-K	10.3	March 30, 2022	001-40254
10.4	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers †		S-1	10.4	February 2, 2021	333-252671
10.5	Offer Letter, dated November 29, 2019, by and between the Registrant and Michael Leabman †		S-1	10.5	February 2, 2021	333-252671
10.6	Offer Letter, dated November 29, 2019, by and between the Registrant and J. Cogan †		S-1	10.7	February 2, 2021	333-252671

10.7	Form of 2020 Note Purchase Agreement		S-1	10.16	February 2, 2021	333-252671
10.8	Amended and Restated Lead Investor Agreement, dated August 27, 2020, between the Registrant and Maestro Venture Partners, LLC		S-1	10.17	February 2, 2021	333-252671
10.9	Offer Letter, dated February 8, 2021, by and between the Registrant and John Mastrototaro †		S-1/A	10.17	March 10, 2021	333-252671
10.10	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and Michael Leabman †		S-1/A	10.18	March 10, 2021	333-252671
10.11	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and J. Cogan †		S-1/A	10.20	March 10, 2021	333-252671
10.12	Amendment No. 1 to Movano Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022) †		8-K	10.1	June 22, 2022	001-40254
10.13	At the Market Issuance Agreement, dated August 15, 2022 by and between the Company, as issuer, and B. Riley Securities, Inc. as sale agent		10-Q	1.1	August 15, 2022	001-40254
21.1	Subsidiaries of the Company		10-K	21.1	April 16, 2024	001-40254
23.1	Consent of Moss Adams, LLP		10-K	23.1	April 16, 2024	001-40254
24.1	Power of Attorney		10-K	24.1	April 16, 2024	001-40254
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer		10-K	31.1	April 16, 2024	001-40254
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer		10-K	31.2	April 16, 2024	001-40254
31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	x
31.4	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	x
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)		10-K	32.1	April 16, 2024	001-40254
97.1	Incentive-Based Compensation Recovery Policy		10-K	97.1	April 16, 2024	001-40254
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Movano, Inc.

Dated: April 29, 2024	By:	/s/ John Mastrototaro
John Mastrototaro Chief Executive Officer (Principal Executive Officer)