Form 10-Q
period 2024-03-31
Movano Inc.
filed 2024-05-17
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-40254

MOVANO INC.

(Exact name of registrant as specified in its charter)

Delaware	82-4233771
(State of incorporation)	(I.R.S. Employer Identification No.)

6800 Koll Center Parkway, Pleasanton, CA 9456

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

As of May 10, 2024, there were 98,265,068 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$2,145	$6,118
Payroll tax credit, current portion	514	450
Vendor deposits	396	399
Inventory	1,064	1,114
Prepaid expenses and other current assets	326	442
Total current assets	4,445	8,523
Property and equipment, net	299	342
Payroll tax credit, noncurrent portion	64	169
Other assets	327	387
Total assets	$5,135	$9,421

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,977	$3,118
Deferred revenue	251	1,252
Other current liabilities	2,341	1,529
Total current liabilities	6,569	5,899
Noncurrent liabilities:
Early exercised stock option liability	11	23
Other noncurrent liabilities	33	50
Total noncurrent liabilities	44	73
Total liabilities	6,613	5,972

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2024 and December 31, 2023; 56,121,579 and 55,848,272 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	128,616	127,823
Accumulated deficit	(130,100)	(124,380)
Total stockholders’ equity (deficit)	(1,478)	3,449
Total liabilities and stockholders’ equity (deficit)	$5,135	$9,421

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$852	$—

COSTS AND EXPENSES:
Cost of revenue	1,215	—
Research and development	2,887	3,894
Sales, general and administrative	2,504	3,309
Total costs and expenses	6,606	7,203

Loss from operations	(5,754)	(7,203)

Other income (expense), net:
Interest and other income, net	34	107
Other income (expense), net	34	107

Net loss and total comprehensive loss	$(5,720)	$(7,096)

Net loss per share, basic and diluted	$(0.10)	$(0.19)

Weighted average shares used in computing net loss per share, basic and diluted	56,023,273	37,541,070

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Three Months Ended March 31, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	33,659,460	$3	$103,009	$(95,097)	$7,915
Stock-based compensation	—	—	724	—	724
Issuance of common stock upon public offering, net of issuance costs	5,340,600	1	5,179	—	5,179
Issuance of warrants upon public offering	—	—	1,473	—	1,473
Issuance of common stock	2,131,952	—	2,805	—	2,805
Issuance of common stock upon exercise of options	245,855	—	109	—	109
Vesting of early exercised stock options	—	—	34	—	34
Net loss	—	—	—	(7,096)	(7,096)
Balance at March 31, 2023	41,377,867	$4	$113,333	$(102,193)	$11,144

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
Three Months Ended March 31, 2024	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023	55,848,272	$6	$127,823	$(124,380)	$3,449
Stock-based compensation	—	—	617	—	617
Issuance of common stock	273,307	—	164	—	164
Vesting of early exercised stock options	—	—	12	—	12
Net loss	—	—	—	(5,720)	(5,720)
Balance at March 31, 2024	56,121,579	$6	$128,616	$(130,100)	$(1,478)

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,720)	$(7,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	38
Stock-based compensation	617	724
Noncash lease expense	56	(3)
Changes in operating assets and liabilities:
Payroll tax credit	41	90
Inventory	50	—
Prepaid expenses, vendor deposits and other current assets	256	(161)
Accounts payable	865	(53)
Deferred revenue	(1,001)	—
Other current and noncurrent liabilities	653	381
Net cash used in operating activities	(4,131)	(6,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6)	(13)
Net cash used in investing activities	(6)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants upon February 2023 public offering, net of issuance costs	—	6,689
Issuance of common stock, net of issuance costs	164	2,805
Issuance of common stock upon exercise of stock options	—	109
Net cash provided by financing activities	164	9,603

Net (decrease)/increase in cash and cash equivalents	(3,973)	3,510
Cash and cash equivalents at beginning of period	6,118	10,759
Cash and cash equivalents at end of period	$2,145	$14,269

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$12	$34
Unpaid issuance costs recorded in accounts payable	$—	$36
Unpaid issuance costs recorded in other current liabilities	$137	$—
Warrants issued upon February 2023 public offering	$—	$1,473

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

Note 1 – Business Organization, Nature of Operations

Movano Inc., dba Movano Health (the “Company”, “Movano”, “Movano Health”, “we”, “us” or “our”) was incorporated in Delaware on January 30, 2018 as Maestro Sensors Inc. and changed its name to Movano Inc. on August 3, 2018. The Company is an early-stage technology company and is developing a platform to deliver purpose-driven healthcare solutions at the intersection of medical and consumer devices. Movano is on a mission to make medical grade data more accessible and actionable for all.

The Company’s solutions provide vital health information, including heart rate, heart rate variability (HRV), sleep, respiration rate, temperature, blood oxygen saturation (SpO2), steps, and calories as well as glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve their quality of life.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the three months ended March 31, 2024 and 2023, respectively.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology and the commercialization of the Company’s first commercial product, the Evie Ring. During the three months ended March 31, 2024, the Company completed the development of the Evie Ring and recorded revenue for this product.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through March 31, 2024, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $130.1 million as of March 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

For the three months ended March 31, 2024 and 2023

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Intercompany transactions are eliminated in the condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on April 16, 2024 with the United States Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to the fair value of stock options and warrants, and income taxes. Estimates are periodically reviewed considering changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Cash and Cash Equivalents

The Company invests its excess cash primarily in money market funds. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of March 31, 2024 at one financial institution that totaled approximately $1.7 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

The Company is dependent on third-party manufacturers to supply products for manufacturing as well as research and development activities. These programs could be adversely affected by a significant interruption in the supply of such materials.

The Company has no financial instruments with off-balance sheet risk of loss.

Inventory

Inventory, which consists of raw materials and finished goods, is stated at the lower of cost or net realizable value. Cost comprises purchase price and incidental expenses incurred in bringing the inventory to its present location and condition. Cost is computed using the weighted-average cost method.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimate net realized value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

Software Development Costs

Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis based on the estimated lives of the underlying asset and is included in cost of revenue on the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024 and 2023, no software development costs were capitalized, and no amortization was recognized.

Revenue

The Company generates revenue from the sale of Evie Rings, portable chargers and charging cables, ring sizers, and mobile applications. As part of the purchase, customers also receive customer support and future unspecified software updates. All the previously mentioned items are collectively referred to as the Evie Ring Elements. During the three months ended March 31, 2024, the Company began delivery of the Evie Ring Elements to customers. The Company recognizes revenue when control is transferred to the customer in an amount that reflects the net consideration to which the Company expects to be entitled.

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

Transaction price for the Evie Ring Elements reflects the net consideration to which the Company expects to be entitled. Transaction price is based on the sales price. The Company includes an estimate of variable consideration in the calculation of the transaction price at the time of sale. Variable consideration primarily includes product return provisions. The Company classifies the product return provisions as other current liabilities in the condensed consolidated balance sheet. As of March 31, 2024 and December 31, 2023, the balance of product return provisions included in other current liabilities is $0.2 million and $0, respectively. As of March 31, 2023 and December 31, 2022, the balance of the product return provisions included in other current liabilities is $0 at each date.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

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

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. Payment is made by the customer upon the purchase of the Evie Ring Elements, and the Company has no accounts receivable at March 31, 2024, December 31, 2023, March 31, 2023 or December 31, 2022, respectively. A contract asset is recorded when inventory has shipped but control has not yet transferred to the customer. There were no contract assets at March 31, 2024, December 31, 2023, March 31,2023 or December 31, 2022, respectively. The Company records a contract liability for deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. Deferred revenue at March 31, 2024 and December 31, 2023 was $0.3 million and $1.3 million, respectively. There was no deferred revenue at December 31, 2023 or March 31, 2023.

The Company collects sales taxes at the point of sale and remits the taxes to the proper state authorities. Sales tax is excluded from the measurement of the transaction price.

Shipping and handling costs are incurred as part of fulfillment activities with customers and are included as a component of cost of revenue.

Costs of Revenue

Costs of revenue consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, royalties, customer support and other costs, which are directly attributable to the production of the Company’s product. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of goods sold.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $0.1 million and $0.2 million for the three months ending March 31, 2024 and 2023, respectively. These costs are included in sales, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three months ended March 31, 2024 and 2023, respectively.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. The effective date for the standard is for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements for fiscal year 2024.

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

For the three months ended March 31, 2024 and 2023

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

Fair Value Measurements

	March 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$1,676	$1,676	$—	$—
Total cash equivalents	$1,676	$1,676	$—	$—

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$4,393	$4,393	$—	$—
Total cash equivalents	$4,393	$4,393	$—	$—

Note 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents:
Cash	$469	$1,725
Money market funds	1,676	4,393
Total cash and cash equivalents	$2,145	$6,118

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

Note 5 – BALANCE SHEET COMPONENTS

Inventory as of March 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$913	$1,114
Finished goods	151	—
Total inventory	$1,064	$1,114

Property and equipment, net, as of March 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Office equipment and furniture	$266	$266
Software	144	144
Test equipment	310	310
Total property and equipment	720	720
Less: accumulated depreciation	(421)	(378)
Total property and equipment, net	$299	$342

Total depreciation and amortization expense related to property and equipment for the three months ended March 31, 2024 and 2023 was approximately $43,000 and $38,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued compensation	$351	$299
Accrued research and development	691	461
Accrued inventory	182	—
Accrued vacation	263	246
Accrued severance payment	—	5
Customer return liability	237	—
Lease liabilities, current portion	175	217
Other	442	301
	$2,341	$1,529

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

Note 7 – Common Stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 150,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, 56,121,579 and 55,848,272 shares were outstanding, respectively.

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

During the three months ended March 31, 2024 and 2023, the Company issued and sold an aggregate of 273,307 and 2,131,952 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $0.65 and $1.36 per share and received net proceeds of $0.2 and $2.8 million, respectively. As of March 31, 2024, an aggregate offering price amount of approximately $44.2 million remained available to be issued and sold under the Issuance Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at March 31, 2024 is summarized as follows:

March 31,
2024
Warrants to purchase common stock	4,757,256
Stock options outstanding	7,384,012
Stock options available for future grants	6,001,092
Total	18,142,360

Early Exercised Stock Option Liability

During the three months ended March 31, 2024 and 2023, no shares were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements.

As of March 31, 2024 and December 31, 2023, the Company has recorded a repurchase liability for approximately $11,000 and $23,000 for 20,834 and 43,751 shares that remain unvested, respectively. The weighted average remaining vesting period is approximately less than one year.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

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

Beginning with the one-year anniversary of the issuance dates, the Company may redeem the outstanding warrants in whole or in part at $0.25 per warrant at any time after the date on which (i) the closing price of the Company’s common stock has equaled or exceeded $4.87 for ten consecutive trading days and (ii) the daily trading volume of the Company’s common stock has exceeded 100,000 shares on each of ten trading days. A minimum of thirty days prior written notice of redemption is required. As of March 31, 2024, none of the outstanding warrants have been redeemed by the Company.

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2024:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2023	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, March 31, 2024	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	—	293,042	April 2024
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	—	956,973	March 2026
January 2023 warrants	January 2023	$1.57	2,322,000	—	—	—	—	2,322,000	January 2028
February 2023 warrants	February 2023	$1.57	348,000	—	—	—	—	348,000	February 2028
August 2023 warrants	August 2023	$1.24	201,613	—	—	—	—	201,613	August 2028
			4,757,256	—	—	—	—	4,757,256

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2023:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2022	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, March 31, 2023	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	—	293,042	September and October 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	(52,500)	—	—	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	—	956,973	March 2026
January 2023 warrants	January 2023	$1.57	—	2,322,000	—	—	—	2,322,000	January 2028
February 2023 warrants	February 2023	$1.57	—	348,000	—	—	—	348,000	February 2028
			1,938,143	2,670,000	—	(52,500)	—	4,555,643

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

Note 9 – Stock-based Compensation

2019 Equity Incentive Plan

As of March 31, 2024, the Company had 4,519,842 shares available for future grant pursuant to the 2019 Plan.

2021 Employment Inducement Plan

As of March 31, 2024, the Company had 1,481,250 shares available for future grant under the Inducement Plan.

Stock Options

Stock option activity for the three months ended March 31, 2024 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2023	7,448,412	$2.13	7.1 years	$726
Granted	85,000	$0.82
Cancelled	(149,400)	$0.38
Outstanding at March 31, 2024	7,384,012	$2.16	7.4 years	$43

Exercisable as of March 31, 2024	4,971,250	$2.12	6.9 years	$43

Vested and expected to vest as of March 31,2024	7,384,012	$2.16	7.4 years	$43

The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 and 2023, was $0.44 and $0.78, respectively. During the three months ended March 31, 2024 and 2023, no and 245,855 options were exercised for proceeds of $0 and $109,000, respectively. The fair value of the 323,464 and 439,245 options that vested during the three months ended March 31, 2024 and 2023 was approximately $0.6 million and $0.8 million, respectively.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

Dividend yield	—%	—%
Expected volatility	58.11%	62.38%
Risk-free interest rate	3.93%	3.69%
Expected life	5.25 years	5.99 years

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

The Company has recorded stock-based compensation expense for the three months ended March 31, 2024 and 2023 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$55	$-
Research and development	183	217
Sales, general and administrative	379	507
	$617	$724

As of March 31, 2024, unamortized compensation expense related to unvested stock options was approximately $3.4 million, which is expected to be recognized over a weighted average period of 1.8 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

Note 10 – Commitments and Contingencies

Operating and Finance Leases

The balances of the operating and finance lease related accounts as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31,	December 31,
Operating and Finance leases	2024	2023
Right-of-use assets	$191	$247
Operating lease liabilities - Short-term	$160	$203
Operating lease liabilities - Long-term	$2	$15
Finance lease liabilities - Short-term	$15	$14
Finance lease liabilities - Long-term	$31	$35

The components of lease expense and supplemental cash flow information as of and for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Lease Cost:
Operating lease cost	$63	$64

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$59	$59
Weighted average remaining lease term - operating leases (in years)	0.7	1.6
Average discount rate - operating leases	10.00%	10.00%
Weighted average remaining lease term - financing leases (in years)	2.7	—
Average discount rate - financing leases	15.08%	—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

Future minimum lease payments for the operating lease are as follows as of March 31, 2024 (in thousands):

2024	159
2025	48
2026	18
Total lease payments	225
Less: Interest	(17)
Total lease liabilities	$208

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

No amounts associated with such indemnifications have been recorded as of March 31, 2024.

Non-cancelable Obligations

The Company did not have any non-cancelable contractual commitments as of March 31, 2024.

Royalty Commitments

The Company is required to make certain usage-based royalty payments to a vendor. The royalty amount is calculated based on the number of Evie Rings shipped, as adjusted for returns and refunds to customers, and the number of specified algorithms developed by the vendor that are included on the Evie Rings. The maximum amount of the royalty commitment is approximately $6.1 million, and the amount of the research and development expenses paid to the vendor will reduce the total royalty commitment amount. Through March 31, 2024, the Company has paid research and development expenses of approximately $0.4 million to the vendor. The amount of the royalty calculation for the three months ended March 31, 2024 and 2023 was not significant.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

Note 11 – NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(5,720)	$(7,096)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	56,023,273	37,541,070

Net loss per share, basic and diluted	$(0.10)	$(0.19)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023 because including them would have been antidilutive are as follows:

	Three Months Ended March 31,
	2024	2023
Shares subject to options to purchase common stock	7,384,012	6,321,937
Shares subject to warrants to purchase common stock	4,757,256	1,938,143
Total	12,141,268	8,260,080

For the three months ended March 31, 2024, there were no performance-based option awards for shares of common stock. For the three months ended March 31, 2023, performance-based option awards for 150,200 shares of common stock are not included in the table above or considered in the calculation of diluted earnings per share because the performance conditions of the option award are not considered probable by the Company.

Note 12 – Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet dates through the date these condensed consolidated financial statements were issued.

On April 2, 2024, the Company entered into a securities purchase agreement for the private placement of an aggregate of 45,252,517 units with each unit consisting of (1) one share of the Company’s common stock or at the election of the purchaser, a pre-funded warrant to purchase one share of common stock, and (2) one warrant to purchase one share of common stock. The purchase price paid for each Unit was $0.533. Certain directors and officers participated in the transaction and purchased 287,500 of the units at an offering price of $0.565 per share.

Pre-funded warrants totaling 3,149,028 shares were issued. Each pre-funded warrant has an exercise price equal to $0.001 per share or calculated pursuant to the cashless exercise provision. The pre-funded warrants were immediately exercisable on the date of issuance and do not expire.

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

In May 2024, the Company extended the maturity date of the Preferred A and Preferred B placement warrants to April 30, 2025.

On May 15, 2024, the Company approved the issuance of common stock options of 4,120,225 shares to employees at an exercise price of $0.47 per share. The common stock options are vested upon issuance.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	the impact of macroeconomic and geopolitical conditions including increases in prices caused by rising inflation;

●	our dependence on the successful commercialization of the Evie Ring;

●	our dependence on third parties to design, manufacture, market and distribute our products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in the United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our products;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures; and

●	our success at managing the risks involved in the foregoing items.

The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Movano Inc., dba Movano Health, a Delaware corporation, is developing a platform to deliver purpose-driven healthcare solutions to bring medical-grade, high-quality data to the forefront of consumer health devices.

Our initial commercial product is the Evie Ring, a wearable designed specifically for women that was launched in November 2023. The Evie Ring combines health and wellness metrics to give a full picture of one’s health, which include resting heart rate, heart rate variability (“HRV”), blood oxygen saturation (“SpO2”), respiration rate, skin temperature variability, period and ovulation tracking, menstrual symptom tracking, activity profile, including steps, active minutes and calories burned, sleep stages and duration, and mood tracking. The device provides women with continuous health data distilled down to simple, yet meaningful, insights to help them make manageable lifestyle changes and take a more proactive approach that could mitigate the risks of chronic disease.

We launched the Evie Ring as a general wellness device without any FDA premarket clearances. Separately, we are planning to seek FDA clearances on our medical device, which will be sold under the brand name Evie Med. We believe Evie Med will be one of the first patient wearables with FDA clearance on the entire system, both hardware and software, differing from our competition which sometimes gets FDA clearance on an individual algorithm under “Software as a Medical Device” guidance. In July 2023, we filed our first 510(k) submission to the FDA for the Evie Med Ring’s pulse oximeter to monitor pulse and SpO2 data, following a successful pivotal hypoxia trial during the fourth quarter of 2022. The submission was reviewed by the FDA, and the Company is working with the agency to address the review commentary. With progressive changes in the device and significant additional requirements from FDA since the initial submission, we opted to withdraw the 2023 510(k). Armed with FDA’s review of the initial 510(k) and excellent results from a second pivotal hypoxia trial using the production model ring completed in the first quarter of 2024, we re-submitted in April 2024 and expect a decision in July 2024. We believe that FDA clearance of these metrics, sold via prescription under the brand name Evie Med, would foster clinical-level confidence in Evie Med’s monitoring capabilities and could make the device attractive to clinicians and to facilities engaged in clinical trials for at-home and/or long-term patient monitoring.

In addition to the Evie Ring and Evie Med Ring, we are developing one of the smallest patented and proprietary System-on-a-Chip (“SoC”) designed specifically for blood pressure or continuous glucose monitoring systems (“GCM”). We built the integrated sensor from the ground up with multiple antennas and a variety of frequencies to achieve an unprecedented level of precision in health monitoring. We are currently conducting clinical trials with the SoC and developing algorithms that, if successful, will enable us to develop wearables that can monitor glucose non-invasively and blood pressure without a cuff. To that end, we are currently conducting a longitudinal study (n=100) to program the effects of stress on blood pressure over time, with results pending. Our end goal is to bring a Class II FDA-cleared device to the market that includes CGM and cuffless blood pressure monitoring capabilities. Over time, our technology could also enable the measurement and continuous monitoring of other health data.

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

We have incurred net losses in each year since inception. Our losses were $5.7 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations.

As of March 31, 2024, we had $2.1 million in available cash and cash equivalents.

Critical Accounting Policies and Estimates

The discussion and analysis of our condensed consolidated financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to those disclosed in the 2023 Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

A description of recently adopted and recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, to our audited financial statements for the year ended December 31, 2023, and notes thereto, included in the Company’s Annual Report on Form 10-K.

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Results of Operations

Three months ended March 31, 2024 and 2023

Our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 as discussed herein are presented below.

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)

Revenue	$852	$—	$852	n/a

COSTS AND EXPENSES:
Cost of revenue	1,215	—	1,215	n/a
Research and development	2,887	3,894	(1,007)	-26%
Sales, general and administrative	2,504	3,309	(805)	-24%
Total costs and expenses	6,606	7,203	(597)	-8%

Loss from operations	(5,754)	(7,203)	1,449	20%

Other income (expense), net:
Interest and other income, net	34	107	(73)	-68%
Other income (expense), net	34	107	(73)	-68%

Net loss	$(5,720)	$(7,096)	$1,376	19%

Revenue

Revenue totaled $0.9 million and $0 for the three months ended March 31, 2024 and 2023, respectively. This increase of $0.9 million was due to recognition of revenue upon the transfer of control of the various Evie Ring Elements, which began in this quarter.

Cost of revenue

Cost of revenue totaled $1.2 million and $0 for the three months ended March 31, 2024 and 2023, respectively. This increase of $1.2 million was due to the direct costs of $1.0 million related to the transfer of control of the various Evie Ring elements, shipping and fulfillment costs of $0.1 million and inventory that was designated as scrap materials of $0.1 million.

Research and Development

Research and development expenses totaled $2.9 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively. This decrease of $1.0 million was due primarily to lower research and laboratory expenses and other professional fees. Research and development expenses for the three months ended March 31, 2024 included expenses related to employee compensation of $1.4 million, other professional fees of $0.7 million, research and laboratory expenses of $0.5 million, and other expenses of $0.3 million. Research and development expenses for the three months ended March 31, 2023 included expenses related to employee compensation of $1.6 million, other professional fees of $1.1 million, research and laboratory expenses of $1.0 million, and other expenses of $0.2 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $2.5 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively. This decrease of $0.8 million was due primarily to lower Company headcount with respect to sales, general and administrative employees and related costs. Sales, general and administrative expenses for the three months ended March 31, 2024 included expenses related to employee and board of director compensation of $1.2 million, professional and consulting fees of $0.7 million, and other expenses of $0.6 million. Sales, general and administrative expenses for the three months ended March 31, 2023 included expenses related to employee and board of director compensation of $1.7 million, professional and consulting fees of $0.6 million, and other expenses of $1.0 million.

Loss from Operations

Loss from operations was $5.8 million for the three months ended March 31, 2024, as compared to $7.2 million for the three months ended March 31, 2023.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2024 was a net other income of $34,000 as compared to a net other income of $107,000 for the three months ended March 31, 2023.

Net Loss

As a result of the foregoing, net loss was $5.7 million for the three months ended March 31, 2024, as compared to $7.1 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

At March 31, 2024, we had cash and cash equivalents totaling $2.1 million. During the three months ended March 31, 2024, we used $4.1 million of cash in our operating activities. Our cash and cash equivalents are not expected to be sufficient to fund our operations for the next twelve months after the date these condensed consolidated financial statements are issued. In August 2022, we entered into an at-the-market issuance (“ATM”) agreement with B. Riley Securities Inc., or B. Riley, to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program under which B. Riley acts as sales agent. During the three months ended March 31, 2024, we sold an aggregate of 273,307 shares of common stock through the ATM program for proceeds of approximately $0.2 million, net of commissions paid. Approximately $44.2 million remained available on the ATM equity offering program at March 31, 2024.

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

Each pre-funded warrant has an exercise price of $0.001 per share, was immediately exercisable on the date of issuance and does not expire. Each warrant has an exercise price equal to $0.4071 per share, was exercisable immediately and expires on the fifth anniversary of the initial exercise date of the warrant. The warrants issued to the Company’s officers and directors have an exercise price equal to $0.44.

The private placement transaction closed on April 5, 2024, resulting in gross proceeds to the Company of approximately $24.1 million, before deducting offering fees and expenses of approximately $1.4 million.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)

Net cash used in operating activities	$(4,131)	$(6,080)
Net cash used in investing activities	(6)	(13)
Net cash provided by financing activities	164	9,603
Net increase/(decrease) in cash and cash equivalents	$(3,973)	$3,510

Operating Activities

During the three months ended March 31, 2024, the Company used cash of $4.1 million in operating activities, as compared to $6.1 million used in operating activities during the three months ended March 31, 2023.

The $4.1 million used in operating activities during the three months ended March 31, 2024 was primarily attributable to our net loss of $5.7 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $0.9 million and by non-cash items, including stock-based compensation, totaling $0.7 million.

The $6.1 million used in operating activities during the three months ended March 31, 2023 was primarily attributable to our net loss of $7.1 million during the period and changes in our operating assets and liabilities totaling $0.3 million. These items were offset by non-cash items, including stock-based compensation, totaling $0.7 million.

Investing Activities

During the three months ended March 31, 2024 the Company used cash of $6,000 in investing activities, consisting of purchases of property and equipment.

During the three months ended March 31, 2023 the Company used cash of $13,000 in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2024, the Company was provided cash of $0.2 million which included net proceeds of $0.2 million for the issuance of common stock through the ATM activity.

During the three months ended March 31, 2023, the Company was provided cash of $9.6 million which included net proceeds of $6.7 million from the issuance of common stock, net proceeds of $2.8 million for the issuance of common stock through the ATM activity and $0.1 million from the issuance of common stock upon the exercise of common stock options.

Off-Balance Sheet Transactions

At March 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

The Company did not have any non-cancelable obligations at March 31, 2024.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of March 31, 2024, the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our 2023 Form 10-K, we identified one material weakness in our internal control over financial reporting at December 31, 2023 related to ineffective design and operation of our financial close and reporting controls. Specifically, we did not design and maintain effective controls over certain account reviews and analyses and certain information technology general controls. Although we are making efforts to remediate these issues, these efforts may not be sufficient to avoid similar material weaknesses in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2023 Form 10-K. We believe that there have been no material changes to the risk factors described in the 2023 Form 10-K.

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

MOVANO INC.

Date: May 17, 2024	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: May 17, 2024	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)