Form 10-Q
period 2024-06-30
Movano Inc.
filed 2024-08-14
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 8, 2024, there were 98,948,482 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$16,868	$6,118
Payroll tax credit, current portion	233	450
Vendor deposits	22	399
Inventory	1,790	1,114
Prepaid expenses and other current assets	776	442
Total current assets	19,689	8,523
Property and equipment, net	272	342
Payroll tax credit, noncurrent portion	55	169
Other assets	810	387
Total assets	$20,826	$9,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,538	$3,118
Deferred revenue	—	1,252
Other current liabilities	1,883	1,529
Total current liabilities	3,421	5,899
Noncurrent liabilities:
Early exercised stock option liability	4	23
Other noncurrent liabilities	623	50
Total noncurrent liabilities	627	73
Total liabilities	4,048	5,972

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2024 and December 31, 2023; 98,948,482 and 55,848,272 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	10	6
Additional paid-in capital	153,058	127,823
Accumulated deficit	(136,290)	(124,380)
Total stockholders' equity	16,778	3,449
Total liabilities and stockholders' equity	$20,826	$9,421

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$—	$—	$852	$—

COSTS AND EXPENSES:
Cost of revenue	380	—	1,595	—
Research and development	2,907	4,171	5,794	8,065
Sales, general and administrative	3,110	3,213	5,614	6,522
Total costs and expenses	6,397	7,384	13,003	14,587

Loss from operations	(6,397)	(7,384)	(12,151)	(14,587)

Other income (expense), net:
Interest and other income, net	207	117	241	224
Other income (expense), net	207	117	241	224

Net loss and total comprehensive loss	$(6,190)	$(7,267)	$(11,910)	$(14,363)

Net loss per share, basic and diluted	$(0.06)	$(0.17)	$(0.15)	$(0.36)

Weighted average shares used in computing net loss per share, basic and diluted	99,538,371	43,056,785	77,780,822	40,314,164

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Three Months Ended June 30, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2023	41,377,867	$4	$113,333	$(102,193)	$11,144
Stock-based compensation	—	—	771	—	771
Issuance of common stock upon June 2023 public offering, net of issuance costs	9,200,000	1	8,065	—	8,066
Issuance of common stock	68,794	—	83	—	83
Vesting of early exercised stock options	—	—	31	—	31
Net loss	—	—	—	(7,267)	(7,267)
Balance at June 30, 2023	50,646,661	$5	$122,283	$(109,460)	$12,828

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Six Months Ended June 30, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	33,659,460	$3	$103,009	$(95,097)	$7,915
Stock-based compensation	—	—	1,495	—	1,495
Issuance of common stock upon February 2023 public offering, net of issuance costs	5,340,600	1	5,179	—	5,180
Issuance of warrants upon February 2023 public offering	—	—	1,473	—	1,473
Issuance of common stock upon June 2023 public offering, net of issuance costs	9,200,000	1	8,065	—	8,066
Issuance of common stock	2,200,746	—	2,888	—	2,888
Issuance of common stock upon exercise of options	245,855	—	109	—	109
Vesting of early exercised stock options	—	—	65	—	65
Net loss	—	—	—	(14,363)	(14,363)
Balance at June 30, 2023	50,646,661	$5	$122,283	$(109,460)	$12,828

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended June 30, 2024	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2024	56,121,579	$6	$128,616	$(130,100)	$(1,478)
Stock-based compensation	—	—	1,544	—	1,544
Issuance of common stock in April 2024 sale, net of issuance costs	42,103,489	4	12,955	—	12,959
Issuance of pre-funded warrants in April 2024 sale	—	—	980	—	980
Issuance of common stock warrants in April 2024 sale	—	—	8,756	—	8,756
Issuance of common stock	683,414	—	185	—	185
Issuance of common stock upon exercise of options	40,000	—	15	—	15
Vesting of early exercised stock options	—	—	7	—	7
Net loss	—	—	—	(6,190)	(6,190)
Balance at June 30, 2024	98,948,482	$10	$153,058	$(136,290)	$16,778

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Six Months Ended June 30, 2024	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	55,848,272	$6	$127,823	$(124,380)	$3,449
Stock-based compensation	—	—	2,161	—	2,161
Issuance of common stock in April 2024 sale, net of issuance costs	42,103,489	4	12,955	—	12,959
Issuance of pre-funded warrants in April 2024 sale	—	—	980	—	980
Issuance of common stock warrants in April 2024 sale	—	—	8,756	—	8,756
Issuance of common stock	956,721	—	349	—	349
Issuance of common stock upon exercise of options	40,000	—	15	—	15
Vesting of early exercised stock options	—	—	19	—	19
Net loss	—	—	—	(11,910)	(11,910)
Balance at June 30, 2024	98,948,482	$10	$153,058	$(136,290)	$16,778

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,910)	$(14,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	78
Stock-based compensation	2,161	1,495
Noncash lease expense	121	(6)
Changes in operating assets and liabilities:
Payroll tax credit	331	108
Inventory	(676)	—
Prepaid expenses, vendor deposits and other current assets	49	(835)
Other assets	—	(21)
Accounts payable	(1,580)	965
Deferred revenue	(1,252)	—
Other current and noncurrent liabilities	374	(1,385)
Net cash used in operating activities	(12,303)	(13,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6)	(39)
Net cash used in investing activities	(6)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants upon February 2023 public offering, net of issuance costs	—	6,653
Issuance of common stock upon June 2023 public offering, net of issuance costs	—	8,066
Issuance of common stock, pre-funded warrants and common stock warrants in April 2024 sale, net of issuance costs	22,695	—
Issuance of common stock, net of issuance costs	349	2,888
Issuance of common stock upon exercise of stock options	15	109
Net cash provided by financing activities	23,059	17,716

Net increase in cash and cash equivalents	10,750	3,713
Cash and cash equivalents at beginning of period	6,118	10,759
Cash and cash equivalents at end of period	$16,868	$14,472

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$19	$65
Unpaid issuance costs recorded in accounts payable and other current liabilities	$6	$—
Warrants issued upon February 2023 public offering	$—	$1,473
Issuance of common stock warrants in April 2024 sale	$8,756	$—
Right of use asset recorded for operating lease liability	$544	$—

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

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

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the three and six months ended June 30, 2024 and 2023, respectively.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology and the commercialization of the Company’s first commercial product, the Evie Ring. For the three months and six months ended June 30, 2024, the Company recorded revenue for this product of $0 and $0.9 million, respectively.

On April 2, 2024, the Company entered into a securities purchase agreement for the private placement (“April 2024 Private Placement”) of an aggregate of 45,252,517 units with each unit consisting of (1) one share of the Company’s common stock or at the election of the purchaser, a pre-funded warrant to purchase one share of common stock, and (2) one warrant to purchase one share of common stock. The purchase price paid for each Unit was $0.533. Certain directors and officers participated in the transaction and purchased 287,500 of the units at an offering price of $0.565 per share.

Pre-funded warrants totaling 3,149,028 shares were issued as part of the April 2024 Private Placement. Each pre-funded warrant has an exercise price equal to $0.001 per share or calculated pursuant to the cashless exercise provision. The pre-funded warrants were immediately exercisable on the date of issuance and do not expire.

Warrants totaling 45,252,517 shares were issued as part of the April 2024 Private Placement. Each warrant that was issued to holders other than the Company’s officers and directors has an exercise price equal to $0.4071 per share or calculated pursuant to the cashless exercise provision. The warrants issued to the Company’s officers and directors have an exercise price equal to $0.44 or calculated pursuant to the cashless exercise provision. The warrants were exercisable immediately and expire on the fifth anniversary of the initial exercise date of the warrant. After April 4, 2025, the warrants may be redeemed in whole or in part at the option of the Company with at least thirty days’ notice to the holder of the warrant, which notice may not be given before, but may be given at any time after the date on which (i) the closing price of the Company’s common stock has equaled or exceeded $5.00 for ten consecutive trading days and (ii) the daily trading volume of the common stock has exceeded 100,000 shares on each of such ten trading days. The redemption price is $0.025 per share.

The gross proceeds of the April 2024 Private Placement were approximately $24.1 million, before deducting offering fees and expenses of approximately $1.4 million. The April 2024 Private Placement closed on April 5, 2024. Common stock shares of 42,103,489 were issued.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through June 30, 2024, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $136.3 million as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

For the three and six months ended June 30, 2024 and 2023

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

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

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of June 30, 2024 at one financial institution that totaled approximately $1.5 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

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

Software Development Costs

Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis based on the estimated lives of the underlying asset and is included in cost of revenue on the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024 and 2023, no software development costs were capitalized, and no amortization was recognized.

Revenue

The Company recognizes revenue from contracts with customers upon transfer of control of promised goods or services at the transaction price which reflects the consideration the Company expects to be entitled in exchange for those goods or services. The transaction price is calculated as selling price net of variable consideration which may include estimates for future returns and sales incentives related to current period product revenue.

The Company generates revenue from the sale of Evie Rings, portable chargers, charging cables, ring sizers, and mobile applications. As part of the purchase, customers also receive customer support and future unspecified software updates. These products and services are collectively referred to as the Evie Ring Elements, each of which is distinct and a separate performance obligation.

The Company allocates the transaction price to all distinct performance obligations based on their relative stand-alone selling price (“SSP”). When available, the Company uses observable prices to determine SSP. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, where applicable, prices charged by the Company for similar offerings, market trends in the pricing for similar offerings, product-specific business objectives and the estimated cost to provide the performance obligation.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

Revenue associated with the Evie Ring, portable charger, charging cable, ring sizer, and mobile application performance obligations is recognized upon delivery to customers. The performance obligation for the embedded right to receive, on a when-and-if-available basis, customer support and future unspecified software updates, is recognized to revenue on a straight-line basis over the estimated life of the product and is not material in the periods presented. The Company allocates revenue and any related discounts to these performance obligations based on their relative SSPs. Because the Company lacks observable prices for the undelivered performance obligations, the allocation of revenue is based on the Company’s estimated SSPs.

Sales of the Evie Ring Elements include an assurance warranty.

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. Customer payments are made up-front upon the purchase of products and services. The Company has no accounts receivable as of June 30, 2024, December 31, 2023 or December 31, 2022, respectively. There were no contract assets at June 30, 2024, December 31, 2023 or December 31, 2022.

The Company records a contract liability for deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. Deferred revenue at June 30, 2024 and December 31, 2023 and December 31, 2022 was $0, $1.3 million and $0, respectively. During the three and six months ended June 30, 2024, deferred revenue of $0.3 million and $1.3 million, respectively, was recognized in revenue. However, customer refunds and returns during the three and six months ended June 30, 2024 offset the recognition of revenue, which resulted in $0 and $0.9 million of revenue during the three and six months ended June 30, 2024.

The Company offers limited rights of return for a 30-day right of return, whereby customers may return the Evie Ring Elements. The Company’s estimate of future returns requires significant judgement. The Company estimates reserves based on data specific to each reporting period and historical trends to date. The estimate is adjusted each period for actual returns received. The returns reserve is recorded as a reduction of revenue and recognized in other current liabilities. As of June 30, 2024, December 31, 2023 and December 31, 2022, the balance of product return provisions included in other current liabilities is $14,000, $0 and $0, respectively.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $25,000, $0.2 million, $0.2 million and $0.6 million for the three and six months ending June 30, 2024 and 2023, respectively. These costs are included in sales, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and six months ended June 30, 2024 and 2023, respectively.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. The weighted average number of common shares used in calculating basic and diluted net loss per share includes the weighted-average pre-funded common stock warrants outstanding during the period as they are exercisable at any time for nominal cash consideration. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.

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

For the three and six months ended June 30, 2024 and 2023

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

Fair Value Measurements

	June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$15,104	$15,104	$—	$—
Total cash equivalents	$15,104	$15,104	$—	$—

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$4,393	$4,393	$—	$—
Total cash equivalents	$4,393	$4,393	$—	$—

Note 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents:
Cash	$1,764	$1,725
Money market funds	15,104	4,393
Total cash and cash equivalents	$16,868	$6,118

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

Note 5 – BALANCE SHEET COMPONENTS

Inventory as of June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$1,648	$1,114
Finished goods	142	—
Total inventory	$1,790	$1,114

Property and equipment, net, as of June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Office equipment and furniture	$266	$266
Software	144	144
Test equipment	310	310
Total property and equipment	720	720
Less: accumulated depreciation	(448)	(378)
Total property and equipment, net	$272	$342

Total depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2024 was approximately $27,000 and $70,000, respectively. Total depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2023 was approximately $40,000 and $78,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued compensation	$352	$299
Accrued research and development	819	461
Accrued inventory	22	—
Accrued vacation	276	246
Accrued severance payment	—	5
Lease liabilities, current portion	117	217
Other	297	301
	$1,883	$1,529

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

Note 7 – Common Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 150,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, 98,948,482 and 55,848,272 shares were outstanding, respectively.

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

In June 2024, the Company replaced B. Riley Securities with Jones Trading as the Sales Agent for the Issuance Agreement.

During the three months ended June 30, 2024 and 2023, the Company issued and sold an aggregate of 683,414 and 68,794 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $0.42 and $1.24 per share and received net proceeds of $0.2 and $0.1 million, respectively. During the six months ended June 30, 2024 and 2023, the Company issued and sold an aggregate of 956,721 and 2,200,746 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $0.48 and $1.35 per share and received net proceeds of $0.3 million and $2.9 million, respectively. As of June 30, 2024, an aggregate offering price amount of approximately $43.9 million remained available to be issued and sold under the Issuance Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at June 30, 2024 is summarized as follows:

June 30,
2024
Warrants to purchase common stock	53,158,801
Stock options outstanding	11,317,564
Stock options available for future grants	2,027,540
Total	66,503,905

Early Exercised Stock Option Liability

During the three and six months ended June 30, 2024 and 2023, shares were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements.

As of June 30, 2024 and December 31, 2023, the Company has recorded a repurchase liability for approximately $4,000 and $23,000 for 8,334 and 43,751 shares that remain unvested, respectively. The weighted average remaining vesting period is less than one year.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

Note 8 – Common Stock Warrants

Preferred A and B Placement Warrants

During May 2024, the Board approved the amendment of 293,042 Preferred A Placement Warrants and 463,798 Preferred B Placement Warrants to extend the maturity to April 2025. The maturity of the Series A Placement Warrants were previously extended by amendment in February 2023, September 2023, and November 2023. The Company assessed the accounting treatment of the warrant amendments and determined that the amendments are modifications for accounting purposes. The Company determined the modifications had an insignificant impact on the consolidated financial statements.

April 2024 Pre-funded and Common Stock Warrants

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

The warrants were recorded on a relative fair value basis at the date of issuance using the Black-Scholes model, which was recorded as a debit to issuance costs and a credit to additional paid-in capital on the condensed consolidated balance sheets. The warrants are not remeasured in future periods as the warrants meet the conditions for equity classification. The relative fair value of the April 2024 Pre-funded warrants was $1.0 million and the relative fair value of the April 2024 Warrants at the issuance date was $8.8 million.

The following assumptions were used to calculate the fair value of the pre-funded and common stock warrants at issuance date:

Expected term	5.0 years
Expected volatility	59.5%
Risk-free interest rate	4.4%
Expected dividends	0.0%

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2024:

Warrant Issuance	Issuance	Weighted Average Exercise Price	Outstanding, December 31, 2023	Granted	Exercised	Canceled/ Expired	Outstanding, June 30, 2024	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	293,042	April 2025
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	463,798	April 2025
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	956,973	March 2026
January 2023 warrants	January 2023	$1.57	2,322,000	—	—	—	2,322,000	January 2028
February 2023 warrants	February 2023	$1.57	348,000	—	—	—	348,000	February 2028
August 2023 warrants	August 2023	$1.24	201,613	—	—	—	201,613	August 2028
April 2024 Pre-funded warrants	April 2024	$0.001	—	3,149,028	—	—	3,149,028	None
April 2024 warrants	April 2024	$0.41	—	45,252,517	—	—	45,252,517	April 2029
			4,757,256	48,401,545	—	—	53,158,801

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2023:

Warrant Issuance	Issuance	Weighted Average Exercise Price	Outstanding, December 31, 2022	Granted	Exercised	Canceled/ Expired	Outstanding, June 30, 2023	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$1.40	293,042	—	—	—	293,042	September and October 2023
Preferred A Lead Investor Warrants	February 2021	$0.0125	52,500	—	—	(52,500)	—	March 2023
Preferred B Placement Warrants	April 2019	$2.10	463,798	—	—	—	463,798	April 2024
Convertible Notes Placement Warrants	August 2020	$2.57	171,830	—	—	—	171,830	August 2025
Underwriter Warrants	March 2021	$6.00	956,973	—	—	—	956,973	March 2026
January 2023 warrants	January 2023	$1.57	—	2,322,000	—	—	2,322,000	January 2028
February 2023 warrants	February 2023	$1.57	—	348,000	—	—	348,000	February 2028
			1,938,143	2,670,000	—	(52,500)	4,555,643

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

Note 9 – Stock-based Compensation

2019 Equity Incentive Plan

As of June 30, 2024, the Company had 546,290 shares available for future grant pursuant to the 2019 Plan.

2021 Employment Inducement Plan

As of June 30, 2024, the Company had 1,481,250 shares available for future grant under the Inducement Plan.

Stock Options

Stock option activity for the six months ended June 30, 2024 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2023	7,448,412	$2.13	7.1 years	$726
Granted	4,159,225	$0.48
Exercised	(40,000)	$0.38
Cancelled	(250,073)	$1.05
Outstanding at June 30, 2024	11,317,564	$1.56	7.8 years	$—

Exercisable as of June 30, 2024	9,281,688	$1.41	7.7 years	$—

Vested and expected to vest as of June 30, 2024	11,317,564	$1.56	7.8 years	$—

The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 and 2023, was $0.24 and $1.29, respectively. During the six months ended June 30, 2024 and 2023, 40,000 and 245,855 options were exercised for proceeds of $15,200 and $109,000, respectively. The fair value of the 4,711,058 and 979,018 options that vested during the six months ended June 30, 2024 and 2023 was approximately $2.1 million and $1.6 million, respectively.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023

Dividend yield	—%	—%
Expected volatility	51.6%	62.36%
Risk-free interest rate	4.26%	3.69%
Expected life	5.0 years	5.98 years

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

Risk-Free Interest Rate—The risk-free interest rate is based on the interest yield in effect at the date of grant for zero coupon U. S. Treasury notes with maturities approximately equal to the option’s expected term.

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

The Company has recorded stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$23	$-	$34	$-
Research and development	638	233	822	450
Sales, general and administrative	883	538	1,305	1,045
	$1,544	$771	$2,161	$1,495

As of June 30, 2024, unamortized compensation expense related to unvested stock options was approximately $2.6 million, which is expected to be recognized over a weighted average period of 1.6 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

Note 10 – Commitments and Contingencies

Operating and Finance Leases

On June 19, 2024, the Company executed the third amendment to the original corporate office and facilities lease. The purpose of the amendment was to extend the lease term of the facilities consisting of (i) 5,798 square feet and (ii) 1,890 rentable square feet within the building located at 6800 Koll Center Parkway, Pleasanton, CA. The extended lease term commences on October 1, 2024 and ends on December 31, 2027 with one option to extend the lease for three years. The monthly base rent will be approximately $20,000, with a rent abatement for the first three months of the lease term.

The lease amendment was accounted for as a lease modification. The right-of-use asset and operating lease liability for the existing premises were remeasured at the modification date, which resulted in an increase of $0.6 million to both the right-of-use asset and operating lease liabilities.

The balances of the operating and finance lease related accounts as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30,	December 31,
Operating and Finance leases	2024	2023
Right-of-use assets	$679	$247
Operating lease liabilities - Short-term	$101	$203
Operating lease liabilities - Long-term	$593	$15
Finance lease liabilities - Short-term	$16	$14
Finance lease liabilities - Long-term	$26	$35

The components of lease expense and supplemental cash flow information as of and for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost:
Operating lease cost	$61	$64	$124	$128

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$67	$60	$126	$119
Weighted average remaining lease term - operating leases (in years)	3.4	1.4	3.4	1.4
Average discount rate - operating leases	10.00%	10.00%	10.00%	10.00%
Weighted average remaining lease term - financing leases (in years)	2.4	—	2.4	—
Average discount rate - financing leases	15.08%	—	15.08%	—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

Future minimum lease payments for the operating and finance leases are as follows as of June 30, 2024 (in thousands):

2024	$73
2025	236
2026	290
2027	279
Total lease payments	878
Less: Interest	(142)
Total lease liabilities	$736

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

No amounts associated with such indemnifications have been recorded as of June 30, 2024.

Non-cancelable Obligations

The Company did not have any non-cancelable contractual commitments as of June 30, 2024.

Royalty Commitments

The Company is required to make certain usage-based royalty payments to a vendor. The royalty amount is calculated based on the number of Evie Rings shipped, as adjusted for returns and refunds to customers, and the number of specified algorithms developed by the vendor that are included on the Evie Rings. The maximum amount of the royalty commitment is approximately $6.1 million, and the amount of the research and development expenses paid to the vendor will reduce the total royalty commitment amount. Through June 30, 2024, the Company has paid research and development expenses of approximately $0.5 million to the vendor. The amount of the royalty calculation for the three and six months ended June 30, 2024 and 2023 was not significant.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

Note 11 – NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(6,190)	$(7,267)	$(11,910)	$(14,363)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	99,538,371	43,056,785	77,780,822	40,314,164

Net loss per share, basic and diluted	$(0.06)	$(0.17)	$(0.15)	$(0.36)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the six months ended June 30, 2024 and 2023 because including them would have been antidilutive are as follows:

	Six Months Ended June 30,
	2024	2023
Shares subject to options to purchase common stock	11,317,564	7,676,366
Shares subject to warrants to purchase common stock	50,009,773	4,555,643
Total	61,327,337	12,232,009

For both the three and six months ended June 30, 2024, there were no performance-based option awards for shares of common stock. For both the three and six months ended June 30, 2023, performance-based option awards for 150,200 shares of common stock are not included in the table above or considered in the calculation of diluted earnings per share because the performance conditions of the option award are not considered probable by the Company.

Note 12 – Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet dates through the date these condensed consolidated financial statements were issued.

On July 9, 2024, the Company filed a Certificate of Amendment to its Third Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 150,000,000 to 500,000,000 shares.

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

We launched the Evie Ring as a general wellness device without any FDA premarket clearances. Separately, we are planning to seek FDA clearances on our medical device, which will be sold under the brand name EvieMED. We believe EvieMED will be one of the first patient wearables with FDA clearance on the entire system, both hardware and software, differing from our competition which sometimes gets FDA clearance on an individual algorithm under “Software as a Medical Device” guidance. In July 2023, we filed our first 510(k) submission to the FDA for the EvieMED Ring’s pulse oximeter to monitor pulse and SpO2 data, following a successful pivotal hypoxia trial during the fourth quarter of 2022. The submission was reviewed by the FDA, and the Company is working with the agency to address the review commentary. With progressive changes in the device and significant additional requirements from FDA since the initial submission, we opted to withdraw the 2023 510(k). Armed with FDA’s review of the initial 510(k) and results from a second pivotal hypoxia trial using the production model ring completed in the first quarter of 2024, we re-submitted in April 2024. We believe that FDA clearance of these metrics, sold via prescription under the brand name EvieMED, would foster clinical-level confidence in EvieMED’s monitoring capabilities and could make the device attractive to clinicians and to facilities engaged in clinical trials for at-home and/or long-term patient monitoring.

In addition to the Evie Ring and EvieMED Ring, we are developing one of the smallest patented and proprietary System-on-a-Chip (“SoC”) designed specifically for blood pressure or continuous glucose monitoring systems (“GCM”). We built the integrated sensor from the ground up with multiple antennas and a variety of frequencies to achieve an unprecedented level of precision in health monitoring. We are currently conducting clinical trials with the SoC and developing algorithms that, if successful, will enable us to develop wearables that can monitor glucose non-invasively and blood pressure without a cuff. To that end, we are currently conducting a longitudinal study (n=100) to program the effects of stress on blood pressure over time, with results pending. Our end goal is to bring a Class II FDA-cleared device to the market that includes CGM and cuffless blood pressure monitoring capabilities. Over time, our technology could also enable the measurement and continuous monitoring of other health data.

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

We have incurred net losses in each year since inception. Our losses were $11.9 million and $14.4 million for the six months ended June 30, 2024 and 2023, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations.

As of June 30, 2024, we had $16.9 in available cash and cash equivalents.

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

There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2024, as compared to those disclosed in the 2023 Form 10-K.

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

Results of Operations

Three and six months ended June 30, 2024 and 2023

Our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 as discussed herein are presented below.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)

Revenue	$—	$—	$—	n/a	$852	$—	$852	n/a

COSTS AND EXPENSES:
Cost of revenue	380	—	380	n/a	1,595	—	1,595	n/a
Research and development	2,907	4,171	(1,264)	-30%	5,794	8,065	(2,271)	-28%
Sales, general and administrative	3,110	3,213	(103)	-3%	5,614	6,522	(908)	-14%
Total operating expenses	6,397	7,384	(987)	-13%	13,003	14,587	(1,584)	-11%

Loss from operations	(6,397)	(7,384)	987	13%	(12,151)	(14,587)	2,436	17%

Other income (expense), net:
Interest and other income, net	207	117	90	77%	241	224	17	8%
Other income (expense), net	207	117	90	77%	241	224	17	8%

Net loss	$(6,190)	$(7,267)	$1,077	15%	$(11,910)	$(14,363)	$2,453	17%

Revenue

Revenue totaled $0 and $0 for the three months ended June 30, 2024 and 2023, respectively. The transfer of control of the Evie Ring Elements began in the first quarter of 2024 and was completed during the second quarter. However, the customer refunds and returns during the second quarter offset the recognition of revenue for that quarter.

Revenue totaled $0.9 million and $0 for the six months ended June 30, 2024 and 2023, respectively. This increase of $0.9 million was due to recognition of revenue upon the transfer of control of the Evie Ring Elements, which began in the first quarter of 2024.

Cost of revenue

Cost of revenue totaled $0.4 million and $0 for the three months ended June 30, 2024 and 2023, respectively. This increase of $0.4 million was due to the direct costs of $0.4 million related to the transfer of control of the various Evie Ring Elements.

Cost of revenue totaled $1.6 million and $0 for the six months ended June 30, 2024 and 2023, respectively. This increase of $1.6 million was due to the direct costs of $1.3 million related to the transfer of control of the various Evie Ring Elements, shipping and fulfillment costs of $0.2 million and inventory that was designated as scrap materials of $0.1 million.

Research and Development

Research and development expenses totaled $2.9 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively. This decrease of $1.3 million was due primarily to lower research and laboratory expenses and other professional fees. Research and development expenses for the three months ended June 30, 2024 included expenses related to employee compensation of $1.9 million, other professional fees of $0.7 million, research and laboratory expenses of $0.1 million, and other expenses of $0.2 million. Research and development expenses for the three months ended June 30, 2023 included expenses related to employee compensation of $1.8 million, other professional fees of $1.4 million, research and laboratory expenses of $0.8 million, and other expenses of $0.2 million.

Research and development expenses totaled $5.8 million and $8.1 million for the six months ended June 30, 2024 and 2023, respectively. This decrease of $2.3 million was due primarily to lower research and laboratory expenses and other professional fees. Research and development expenses for the six months ended June 30, 2024 included expenses related to employee compensation of $3.3 million, other professional fees of $1.4 million, research and laboratory expenses of $0.7 million, and other expenses of $0.4 million. Research and development expenses for the six months ended June 30, 2023 included expenses related to employee compensation of $3.3 million, other professional fees of $2.5 million, research and laboratory expenses of $1.7 million, and other expenses of $0.6 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $3.1 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively. This decrease of $0.1 million was due primarily to lower headcount with respect to sales, general and administrative employees and decreased marketing costs, offset by increased stock compensation expenses related to the issuance of new option grants. Sales, general and administrative expenses for the three months ended June 30, 2024 included expenses related to employee and board of director compensation of $1.8 million, professional and consulting fees of $0.8 million, and other expenses of $0.5 million. Sales, general and administrative expenses for the three months ended June 30, 2023 included expenses related to employee and board of director compensation of $1.7 million, professional and consulting fees of $0.6 million, and other expenses of $0.9 million.

Sales, general and administrative expenses totaled $5.6 million and $6.5 million for the six months ended June 30, 2024 and 2023, respectively. This decrease of $0.9 million was due primarily to lower Company headcount with respect to sales, general and administrative employees and decreased marketing costs, offset by increased stock compensation expenses related to the issuance of new option grants. Sales, general and administrative expenses for the six months ended June 30, 2024 included expenses related to employee and board of director compensation of $3.0 million, professional and consulting fees of $1.5 million, and other expenses of $1.1 million. Sales, general and administrative expenses for the six months ended June 30, 2023 included expenses related to employee and board of director compensation of $3.4 million, professional and consulting fees of $1.2 million, and other expenses of $1.9 million.

Loss from Operations

Loss from operations was $6.5 million for the three months ended June 30, 2024, as compared to $7.4 million for the three months ended June 30, 2023.

Loss from operations was $12.3 million for the six months ended June 30, 2024, as compared to $14.6 million for the six months ended June 30, 2023.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2024 was a net other income of $0.2 million as compared to a net other income of $0.1 million for the three months ended June 30, 2023. The increase of $0.1 million is attributable to interest income on the additional funds that were received from the April 2024 Private Placement.

Other income (expense), net for the six months ended June 30, 2024 was a net other income of $0.2 million as compared to a net other income of $0.2 million for the six months ended June 30, 2023.

Net Loss

As a result of the foregoing, net loss was $6.2 million for the three months ended June 30, 2024, as compared to $7.3 million for the three months ended June 30, 2023.

As a result of the foregoing, net loss was $11.9 million for the six months ended June 30, 2024, as compared to $14.4 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

At June 30, 2024, we had cash and cash equivalents totaling $16.9 million. During the six months ended June 30, 2024, we used $12.3 million of cash in our operating activities. Our cash and cash equivalents are not expected to be sufficient to fund our operations for the next twelve months after the date these condensed consolidated financial statements are issued. In August 2022, we entered into an at-the-market issuance (“ATM”) to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program. During the six months ended June 30, 2024, we sold an aggregate of 956,721 shares of common stock through the ATM program for proceeds of approximately $0.3 million, net of commissions paid. Approximately $43.9 million remained available on the ATM equity offering program at June 30, 2024.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(12,303)	$(13,964)
Net cash used in investing activities	(6)	(39)
Net cash provided by financing activities	23,059	17,716
Net increase in cash and cash equivalents	$10,750	$3,713

Operating Activities

During the six months ended June 30, 2024, the Company used cash of $12.3 million in operating activities, as compared to $14.0 million used in operating activities during the six months ended June 30, 2023.

The $12.3 million used in operating activities during the six months ended June 30, 2024 was primarily attributable to our net loss of $11.9 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $2.8 million and by non-cash items, including stock-based compensation, totaling $2.4 million.

The $14.0 million used in operating activities during the six months ended June 30, 2023 was primarily attributable to our net loss of $14.4 million during the period and changes in our operating assets and liabilities totaling $1.2 million. These items were offset by non-cash items, including stock-based compensation of $1.6 million.

Investing Activities

During the six months ended June 30, 2024 the Company used cash of $6,000 in investing activities, consisting of purchases of property and equipment.

During the six months ended June 30, 2023 the Company used cash of $39,000 in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2024, the Company was provided cash of $23.1 million which included net proceeds $22.7 million from the issuance of common stock, pre-funded warrants and common stock warrants, and net proceeds of $0.3 million for the issuance of common stock through the ATM activity and the exercise of common stock options.

During the six months ended June 30, 2023, the Company was provided cash of $17.7 million which included net proceeds of $6.7 million and $8.1 million from the issuance of common stock in public offerings in February 2023 and June 2023, respectively, net proceeds of $2.9 million for the issuance of common stock through the ATM activity and $0.1 million from the issuance of common stock upon the exercise of common stock options.

Off-Balance Sheet Transactions

At June 30, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

The Company did not have any non-cancelable obligations at June 30, 2024.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of June 30, 2024, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2024)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.6	Form of Warrant to Purchase Common Stock issued in 2020 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.7	Form of Warrant to Purchase Common Stock issued in 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.8	Warrant Agent Agreement, dated January 31, 2023, by and between the Registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.9	Form of Pre-Funded Warrant issued in April 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.10	Form of Warrant issued in April 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
10.1	Form of Securities Purchase Agreement, dated April 2, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
10.2	Form of Registration Rights Agreement, dated April 2, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
10.3	Amendment No. 1 to At the Market Issuance Agreement, dated May 29, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2024)
10.4	Amendment No. 2 to Movano Inc. Amendment and Restated 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2024)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVANO INC.

Date: August 14, 2024	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: August 14, 2024	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)