Form 10-Q
period 2024-09-30
Movano Inc.
filed 2024-11-14
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

As of November 8, 2024, there were 6,633,511 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$11,272	$6,118
Payroll tax credit, current portion	233	450
Vendor deposits	9	399
Inventory	2,033	1,114
Prepaid expenses and other current assets	467	442
Total current assets	14,014	8,523
Property and equipment, net	237	342
Payroll tax credit, noncurrent portion	55	169
Other assets	761	387
Total assets	$15,067	$9,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,896	$3,118
Deferred revenue	20	1,252
Other current liabilities	2,317	1,529
Total current liabilities	4,233	5,899
Noncurrent liabilities:
Early exercised stock option liability	—	23
Other noncurrent liabilities	583	50
Total noncurrent liabilities	583	73
Total liabilities	4,816	5,972

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000,000 and 150,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 6,633,511 and 3,723,218 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10	6
Additional paid-in capital	153,732	127,823
Accumulated deficit	(143,491)	(124,380)
Total stockholders’ equity	10,251	3,449
Total liabilities and stockholders’ equity	$15,067	$9,421

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$50	$—	$902	$—

COSTS AND EXPENSES:
Cost of revenue	845	—	2,440	—
Research and development	3,404	5,636	9,198	13,701
Sales, general and administrative	3,180	3,443	8,794	9,965
Total costs and expenses	7,429	9,079	20,432	23,666

Loss from operations	(7,379)	(9,079)	(19,530)	(23,666)

Other income (expense), net:
Interest and other income, net	178	117	419	341
Other income (expense), net	178	117	419	341

Net loss and total comprehensive loss	$(7,201)	$(8,962)	$(19,111)	$(23,325)

Net loss per share, basic and diluted	$(1.06)	$(2.65)	$(3.33)	$(7.99)

Weighted average shares used in computing net loss per share, basic and diluted	6,816,339	3,380,763	5,733,007	2,921,201

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Three Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	3,376,444	$5	$122,283	$(109,460)	$12,828
Stock-based compensation	—	—	757	—	757
Issuance of common stock	10,619	—	173	—	173
Issuance of common stock warrants	—	—	124	—	124
Vesting of early exercised stock options	—	—	24	—	24
Net loss	—	—	—	(8,962)	(8,962)
Balance at September 30, 2023	3,387,063	$5	$123,361	$(118,422)	$4,944

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Nine Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	2,243,964	$3	$103,009	$(95,097)	$7,915
Stock-based compensation	—	—	2,252	—	2,252
Issuance of common stock upon February 2023 public offering, net of issuance costs	356,040	1	5,179	—	5,180
Issuance of warrants upon February 2023 public offering	—	—	1,473	—	1,473
Issuance of common stock upon June 2023 public offering, net of issuance costs	613,334	1	8,065	—	8,066
Issuance of common stock	157,335	—	3,061	—	3,061
Issuance of common stock upon exercise of options	16,390	—	109	—	109
Issuance of common stock warrant	—	—	124	—	124
Vesting of early exercised stock options	—	—	89	—	89
Net loss	—	—	—	(23,325)	(23,325)
Balance at September 30, 2023	3,387,063	$5	$123,361	$(118,422)	$4,944

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Three Months Ended September 30, 2024	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	6,596,565	$10	$153,058	$(136,290)	$16,778
Stock-based compensation	—	—	534	—	534
Common stock issuance costs	—	—	(65)	—	(65)
Issuance of common stock warrants	—	—	60	—	60
Issuance of common stock	36,946	—	141	—	141
Vesting of early exercised stock options	—	—	4	—	4
Net loss	—	—	—	(7,201)	(7,201)
Balance at September 30, 2024	6,633,511	$10	$153,732	$(143,491)	$10,251

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Nine Months Ended September 30, 2024	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	3,723,218	$6	$127,823	$(124,380)	$3,449
Stock-based compensation	—	—	2,695	—	2,695
Issuance of common stock in April 2024 sale, net of issuance costs	2,806,898	4	12,890	—	12,894
Issuance of pre-funded warrants in April 2024 sale	—	—	980	—	980
Issuance of common stock warrants in April 2024 sale	—	—	8,756	—	8,756
Issuance of common stock warrants	—	—	60	—	60
Issuance of common stock	100,728	—	490	—	490
Issuance of common stock upon exercise of options	2,667	—	15	—	15
Vesting of early exercised stock options	—	—	23	—	23
Net loss	—	—	—	(19,111)	(19,111)
Balance at September 30, 2024	6,633,511	$10	$153,732	$(143,491)	$10,251

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,111)	$(23,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	118
Stock-based compensation	2,695	2,252
Noncash lease expense	157	(11)
Non-cash compensation related to common stock warrants issued to strategic advisory group	60	—
Loss on disposal of property and equipment	2	13
Changes in operating assets and liabilities:
Payroll tax credit	331	129
Inventory	(919)	—
Prepaid expenses, vendor deposits and other current assets	365	(626)
Other assets	(31)	(40)
Accounts payable	(1,216)	1,398
Deferred revenue	(1,232)	—
Other current and noncurrent liabilities	793	(836)
Net cash used in operating activities	(17,978)	(20,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	(51)
Net cash used in investing activities	(3)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants upon February 2023 public offering, net of issuance costs	—	6,653
Issuance of common stock upon June 2023 public offering, net of issuance costs	—	8,066
Issuance of common stock, pre-funded warrants and common stock warrants in April 2024 sale, net of issuance costs	22,630	—
Issuance of common stock, net of issuance costs	490	3,061
Issuance of common stock upon exercise of stock options	15	109
Net cash provided by financing activities	23,135	17,889

Net increase/(decrease) in cash and cash equivalents	5,154	(3,090)
Cash and cash equivalents at beginning of period	6,118	10,759
Cash and cash equivalents at end of period	$11,272	$7,669

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$23	$89
Warrants issued upon February 2023 public offering	$—	$1,473
Issuance of common stock warrant	$—	$124
Issuance of common stock warrants in April 2024 sale	$8,756	$—
Right of use asset recorded for operating lease liability	$514	$—

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

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

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the three and nine months ended September 30, 2024 and 2023, respectively.

Since inception, the Company has engaged in only limited research and development of product candidates and underlying technology and the commercialization of the Company’s first commercial product, the Evie Ring. For the three months and nine months ended September 30, 2024, the Company recorded revenue for this product of $0.1 million and $0.9 million, respectively.

On April 2, 2024, the Company entered into a securities purchase agreement for the private placement (“April 2024 Private Placement”) of an aggregate of 3,015,172 units with each unit consisting of (1) one share of the Company’s common stock or at the election of the purchaser, a pre-funded warrant to purchase one share of common stock, and (2) one warrant to purchase one share of common stock. The purchase price paid for each unit was $8.00. Certain directors and officers participated in the transaction and purchased 19,168 of the units at an offering price of $8.48 per unit.

Pre-funded warrants totaling 209,936 shares were issued as part of the April 2024 Private Placement. Each pre-funded warrant has an exercise price equal to $0.015 per share or calculated pursuant to the cashless exercise provision. The pre-funded warrants were immediately exercisable on the date of issuance and do not expire.

Warrants totaling 3,015,172 shares were issued as part of the April 2024 Private Placement. Each warrant that was issued to holders other than the Company’s officers and directors has an exercise price equal to $6.11 per share or calculated pursuant to the cashless exercise provision. The warrants issued to the Company’s officers and directors have an exercise price equal to $6.60 or calculated pursuant to the cashless exercise provision. The warrants were exercisable immediately and expire on the fifth anniversary of the initial exercise date of the warrant. After April 4, 2025, the warrants may be redeemed in whole or in part at the option of the Company with at least thirty days’ notice to the holder of the warrant, which notice may not be given before, but may be given at any time after the date on which (i) the closing price of the Company’s common stock has equaled or exceeded $75.00 for ten consecutive trading days and (ii) the daily trading volume of the common stock has exceeded 6,667 shares on each of such ten trading days. The redemption price is $0.38 per warrant share.

The gross proceeds of the April 2024 Private Placement were approximately $24.1 million, before deducting offering fees and expenses of approximately $1.5 million. The April 2024 Private Placement closed on April 5, 2024. Common stock shares of 2,806,898 were issued.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through September 30, 2024, the Company has relied primarily on the proceeds from equity offerings to finance its operations. The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $143.5 million as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Intercompany transactions are eliminated in the condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on April 16, 2024 with the United States Securities and Exchange Commission (the “SEC”) and amended on April 29, 2024.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Significant estimates and assumptions reflected in these condensed consolidated financial statements include but are not limited to the fair value of stock options and warrants, and income taxes. Estimates are periodically reviewed considering changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Reverse Stock Split

On October 29, 2024, the Company completed a 1-for-15 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 29, 2024 were automatically reclassified and converted into one-fifteenth (1/15th, “Reverse Stock Split Ratio”) of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder's percentage interest in the Company's equity, except to the extent that the Reverse Stock Split resulted in a stockholder of record owning a fractional share. Stockholders of record who were otherwise entitled to receive a fractional share, instead automatically had their fractional shares rounded up to the next whole share. No cash was issued for fractional shares as part of the Reverse Stock Split.

The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s equity plans and grants thereunder, as applicable. Additionally, proportionate adjustments were made to the exercise prices and the number of shares underlying all outstanding warrants, as required by the terms of these securities.

All common share and per-share amounts in this Form 10-Q have been retroactively restated to reflect the effect of the Reverse Stock Split.

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

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of September 30, 2024 at one financial institution that totaled approximately $0.3 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institution in which those deposits are held.

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

Software Development Costs

Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis based on the estimated lives of the underlying asset and is included in cost of revenue on the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024 and 2023, no software development costs were capitalized, and no amortization was recognized.

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

For the three and nine months ended September 30, 2024 and 2023

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

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. Customer payments are made up-front upon the purchase of products and services. The Company has no accounts receivable as of September 30, 2024, December 31, 2023, or December 31, 2022, respectively. There were no contract assets at September 30, 2024, December 31, 2023, or December 31, 2022.

The Company records a contract liability for deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. Deferred revenue at September 30, 2024, December 31, 2023, and December 31, 2022 was $20,000, $1.3 million and $0, respectively. During the three and nine months ended September 30, 2024, deferred revenue of $0.1 million and $1.3 million, respectively, was recognized in revenue. However, customer refunds and returns during the three and nine months ended September 30, 2024 offset the recognition of revenue, which resulted in $0.1 million and $0.9 million of revenue during the three and nine months ended September 30, 2024.

The Company offers limited rights of return for a 30-day right of return, whereby customers may return the Evie Ring Elements. The Company’s estimate of future returns requires significant judgement. The Company estimates reserves based on data specific to each reporting period and historical trends to date. The estimate is adjusted each period for actual returns received. The returns reserve is recorded as a reduction of revenue and recognized in other current liabilities. As of September 30, 2024, December 31, 2023, and December 31, 2022, the balance of product return provisions included in other current liabilities is $15,000, $0 and $0, respectively.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $49,000 and $0.5 million for the three months ended September 30, 2024 and 2023, and $0.2 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. These costs are included in sales, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and nine months ended September 30, 2024 and 2023, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

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

For the three and nine months ended September 30, 2024 and 2023

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

Fair Value Measurements

	September 30, 2024
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$10,659	$10,659	$—	$—
Total cash equivalents	$10,659	$10,659	$—	$—

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$4,393	$4,393	$—	$—
Total cash equivalents	$4,393	$4,393	$—	$—

Note 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents:
Cash	$613	$1,725
Money market funds	10,659	4,393
Total cash and cash equivalents	$11,272	$6,118

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

Note 5 – BALANCE SHEET COMPONENTS

Inventory as of September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$1,852	$1,114
Finished goods	181	—
Total inventory	$2,033	$1,114

Property and equipment, net, as of September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Office equipment and furniture	$255	$266
Software	144	144
Test equipment	310	310
Total property and equipment	709	720
Less: accumulated depreciation	(472)	(378)
Total property and equipment, net	$237	$342

Total depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2024 was approximately $30,000 and $100,000, respectively. Total depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2023 was approximately $40,000 and $118,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued compensation	$1,184	$299
Accrued research and development	335	461
Accrued inventory	148	—
Accrued vacation	295	246
Accrued severance payment	—	5
Lease liabilities, current portion	102	217
Other	253	301
	$2,317	$1,529

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

Note 7 – Common Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 500,000,000 and 150,000,000, shares of common stock, respectively, with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, 6,633,511 and 3,723,218 shares were outstanding, respectively.

On July 9, 2024, the Company filed a Certificate of Amendment to its Third Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 150,000,000 to 500,000,000 shares.

On October 29, 2024, the Company completed a 1-for-15 reverse stock split of its issued and outstanding common stock. As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 29, 2024 were automatically reclassified and converted into one-fifteenth (1/15th) of a share of common stock.

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

Under the terms of the Issuance Agreement, the Company may also sell Shares to the Sales Agent as principal for its own accounts at a price to be agreed upon at the time of sale. Any sale of Shares to the Sales Agent as principal would be pursuant to the terms of a separate agreement between the Company and the Sales Agent.

The Company has no obligation to sell any of the Shares under the Issuance Agreement and may at any time suspend solicitation and offers under the Issuance Agreement.

In June 2024, the Company replaced B. Riley Securities with Jones Trading as the Sales Agent for the Issuance Agreement.

During the three months ended September 30, 2024 and 2023, the Company issued and sold an aggregate of 35,279 and 10,619 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $5.51 and $17.96 per share and received net proceeds of $0.2 million and $0.2 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company issued and sold an aggregate of 99,061 and 157,335 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $6.64 and $20.14 per share and received net proceeds of $0.6 million and $3.1 million, respectively. As of September 30, 2024, an aggregate offering price amount of approximately $43.7 million remained available to be issued and sold under the Issuance Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at September 30, 2024 is summarized as follows:

September 30,
2024
Warrants to purchase common stock	3,564,375
Stock options outstanding	755,105
Stock options available for future grants	801,236
Total	5,120,716

Early Exercised Stock Option Liability

During the three and nine months ended September 30, 2024 and 2023, no additional shares were issued upon the early exercise of common stock options. The Exercise Notice (Early Exercise) Agreement states that the Company has the option to repurchase all or a portion of the unvested shares in the event of the separation of the holder from service to the Company. The shares continue to vest in accordance with the original vesting schedules of the former option agreements.

As of September 30, 2024 and December 31, 2023, the Company has recorded a repurchase liability for approximately $0 and $23,000 for 0 and 2,917 shares that remain unvested, respectively. As of September 30, 2024, there are no remaining unvested shares.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

Note 8 – Common Stock Warrants

Preferred A and B Placement Warrants

During May 2024, the Board approved the amendment of 19,536 Preferred A Placement Warrants and 30,920 Preferred B Placement Warrants to extend the maturity to April 2025. The maturity of the Series A Placement Warrants were previously extended by amendment in February 2023, September 2023, and November 2023. The Company assessed the accounting treatment of the warrant amendments and determined that the amendments are modifications for accounting purposes. The Company determined the modifications had an insignificant impact on the consolidated financial statements.

April 2024 Pre-funded and Common Stock Warrants

On April 2, 2024, the Company entered into a securities purchase agreement for the private placement of an aggregate of 3,015,172 units with each unit consisting of (1) one share of the Company’s common stock or at the election of the purchaser, a pre-funded warrant to purchase one share of common stock, and (2) one warrant to purchase one share of common stock. The purchase price paid for each unit was $8.00. Certain directors and officers participated in the transaction and purchased 19,168 of the units at an offering price of $8.48 per unit.

Pre-funded warrants totaling 209,936 shares were issued. Each pre-funded warrant has an exercise price equal to $0.015 per share or calculated pursuant to the cashless exercise provision. The pre-funded warrants were immediately exercisable on the date of issuance and do not expire.

Warrants totaling 3,015,172 shares were issued. Each warrant that was issued to holders other than the Company’s officers and directors has an exercise price equal to $6.11 per share or calculated pursuant to the cashless exercise provision. The warrants issued to the Company’s officers and directors have an exercise price equal to $6.60 or calculated pursuant to the cashless exercise provision. The warrants were exercisable immediately and expire on the fifth anniversary of the initial exercise date of the warrant. After April 4, 2025, the warrants may be redeemed in whole or in part at the option of the Company with at least thirty days’ notice to the holder of the warrant, which notice may not be given before, but may be given at any time after the date on which (i) the closing price of the Company’s common stock has equaled or exceeded $75.00 for ten consecutive trading days and (ii) the daily trading volume of the common stock has exceeded 6,667 shares on each of such ten trading days. The redemption price is $0.38 per warrant share.

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

August 2024 Common Stock Warrants

On August 14, 2024, in connection with a strategic advisory agreement, the Company issued warrants to purchase 22,097 shares of the Company’s common stock (the “August 2024 Warrants”). The August 2024 Warrants have a five-year term and an exercise price of $6.11 per share. The August 2024 Warrants may be exercised at any time prior to the expiration date of August 14, 2029. Each outstanding August 2024 Warrant not exercised on or before the expiration date will become void. The August 2024 Warrants are not subject to restrictions on transfers and each holder is permitted to transfer the August 2024 Warrants. The August 2024 Warrants can be exercised on a cashless basis at the option of the holder.

The August 2024 Warrants had a grant-date fair value of $2.72 at issuance and are fully vested. The Company recognized the aggregate fair value of $0.1 million within sales, general and administrative expense in its condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024, respectively, and a credit to additional paid-in capital on the condensed consolidated balance sheets as of September 30, 2024. The warrants are not remeasured in future periods as the warrants meet the conditions for equity classification.

The following table provides quantitative information regarding inputs used in the Black-Scholes option-pricing model to determine the fair value of the August 2024 Warrants as of August 14, 2024:

Expected term	5.0 years
Expected volatility	60.83%
Risk-free interest rate	3.67%
Expected dividends	0.0%

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2024:

Warrant Issuance	Issuance	Weighted Average Exercise Price	Outstanding, December 31, 2023	Granted	Exercised	Canceled/ Expired	Outstanding, September 30, 2024	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$21.00	19,536	—	—	—	19,536	April 2025
Preferred B Placement Warrants	April 2019	$31.50	30,920	—	—	—	30,920	April 2025
Convertible Notes Placement Warrants	August 2020	$38.55	11,455	—	—	—	11,455	August 2025
Underwriter Warrants	March 2021	$90.00	63,798	—	—	—	63,798	March 2026
January 2023 warrants	January 2023	$23.55	154,800	—	—	—	154,800	January 2028
February 2023 warrants	February 2023	$23.55	23,220	—	—	—	23,220	February 2028
August 2023 warrants	August 2023	$18.60	13,441	—	—	—	13,441	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.015	—	209,936	—	—	209,936	None
April 2024 warrants	April 2024	$6.11	—	3,015,172	—	—	3,015,172	April 2029
August 2024 warrants	August 2024	$6.11	—	22,097	—	—	22,097	August 2029
			317,170	3,247,205	—	—	3,564,375

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2023:

Warrant Issuance	Issuance	Weighted Average Exercise Price	Outstanding, December 31, 2022	Granted	Exercised	Canceled/ Expired	Outstanding, September 30, 2023	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$21.00	19,536	—	—	—	19,536	October 2023
Preferred A Lead Investor Warrants	February 2021	$0.19	3,500	—	—	(3,500)	—	March 2023
Preferred B Placement Warrants	April 2019	$31.50	30,920	—	—	—	30,920	April 2024
Convertible Notes Placement Warrants	August 2020	$38.55	11,455	—	—	—	11,455	August 2025
Underwriter Warrants	March 2021	$90.00	63,798	—	—	—	63,798	March 2026
January 2023 warrants	January 2023	$23.55	—	154,800	—	—	154,800	January 2028
February 2023 warrants	February 2023	$23.55	—	23,220	—	—	23,220	February 2028
August 2023 warrants	August 2023	$18.60	—	13,441	—	—	13,441	August 2028
			129,209	191,461	—	(3,500)	317,170

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

Note 9 – Stock-based Compensation

On July 9, 2024, the Company amended the 2019 Equity Incentive Plan to authorize 10,000,000 additional shares available for future grant.

2019 Equity Incentive Plan

As of September 30, 2024, the Company had 696,375 shares available for future grant pursuant to the 2019 Plan.

2021 Employment Inducement Plan

As of September 30, 2024, the Company had 104,861 shares available for future grant under the Inducement Plan.

Stock Options

Stock option activity for the nine months ended September 30, 2024 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2023	496,561	$31.95	7.1 years	$726
Granted	291,948	$7.02
Exercised	(2,667)	$5.70
Cancelled	(30,738)	$29.95
Outstanding at September 30, 2024	755,105	$22.58	7.3 years	$13

Exercisable as of September 30, 2024	635,850	$21.52	7.1 years	$—

Vested and expected to vest as of September 30, 2024	755,105	$22.58	7.3 years	$13

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023, was $3.62 and $11.24, respectively. During the nine months ended September 30, 2024 and 2023, 2,667 and 16,390 options were exercised for proceeds of $15,200 and $109,000, respectively. The fair value of the 333,683 and 92,278 options that vested during the nine months ended September 30, 2024 and 2023 was approximately $2.6 million and $2.2 million, respectively.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023

Dividend yield	—%	—%
Expected volatility	51.6%	61.88%
Risk-free interest rate	4.26%	3.73%
Expected life	5.00 years	5.97 years

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

The Company has recorded stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$3	$—	$38	$—
Research and development	144	228	966	678
Sales, general and administrative	387	529	1,691	1,574
	$534	$757	$2,695	$2,252

As of September 30, 2024, unamortized compensation expense related to unvested stock options was approximately $1.8 million, which is expected to be recognized over a weighted average period of 1.6 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

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

The balances of the operating and finance lease related accounts as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30,	December 31,
Operating and Finance leases	2024	2023
Right-of-use assets	$636	$247
Operating lease liabilities - Short-term	$90	$203
Operating lease liabilities - Long-term	$557	$15
Finance lease liabilities - Short-term	$16	$14
Finance lease liabilities - Long-term	$22	$35

The short-term balances of operating and finance lease liabilities are included in other current liabilities on the Company’s condensed consolidated balance sheets. The long-term balances of operating and finance lease liabilities are included in other noncurrent liabilities on the Company’s condensed consolidated balance sheets.

The components of lease expense and supplemental cash flow information as of and for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost:
Operating lease cost	$57	$65	$182	$193

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$68	$61	$195	$180
Weighted average remaining lease term - operating leases (in years)	3.3	1.2	3.3	1.2
Average discount rate - operating leases	10.00%	10.00%	10.00%	10.00%
Weighted average remaining lease term - financing leases (in years)	2.2	—	2.2	—
Average discount rate - financing leases	15.08	—	15.08%	—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

Future minimum lease payments for the operating and finance leases are as follows as of September 30, 2024 (in thousands):

2024	$5
2025	236
2026	290
2027	279
Total lease payments	810
Less: Interest	(125)
Total lease liabilities	$685

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

No amounts associated with such indemnifications have been recorded as of September 30, 2024.

Non-cancelable Obligations

The Company did not have any non-cancelable contractual commitments as of September 30, 2024.

Royalty Commitments

The Company is required to make certain usage-based royalty payments to a vendor. The royalty amount is calculated based on the number of Evie Rings shipped, as adjusted for returns and refunds to customers, and the number of specified algorithms developed by the vendor that are included on the Evie Rings. The maximum amount of the royalty commitment is approximately $6.1 million, and the amount of the research and development expenses paid to the vendor will reduce the total royalty commitment amount. Through September 30, 2024, the Company has paid research and development expenses of approximately $0.6 million to the vendor. The amount of the royalty calculation for the three and nine months ended September 30, 2024 and 2023 was not significant.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

Note 11 – NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(7,201)	$(8,962)	$(19,111)	$(23,325)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	6,816,339	3,380,763	5,733,007	2,921,201

Net loss per share, basic and diluted	$(1.06)	$(2.65)	$(3.33)	$(7.99)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2024 and 2023 because including them would have been antidilutive are as follows:

	Nine Months Ended September 30,
	2024	2023
Shares subject to options to purchase common stock	755,105	518,591
Shares subject to warrants to purchase common stock	3,564,375	317,170
Total	4,319,480	835,761

For both the three and nine months ended September 30, 2024, there were no performance-based option awards for shares of common stock. For both the three and nine months ended September 30, 2023, performance-based option awards for 3,347 shares of common stock are not included in the table above or considered in the calculation of diluted earnings per share because the performance conditions of the option award are not considered probable by the Company.

Note 12 – Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet dates through the date these condensed consolidated financial statements were issued. No events required disclosure in the condensed consolidated financial statements.

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

We have incurred net losses in each year since inception. Our losses were $19.1 million and $23.3 million for the nine months ended September 30, 2024 and 2023, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations.

As of September 30, 2024, we had $11.3 million in available cash and cash equivalents.

Reverse Stock Split

On October 29, 2024, we completed a 1-for-15 reverse stock split of our issued and outstanding common stock. As a result of the Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 29, 2024 were automatically reclassified and converted into one-fifteenth (1/15th) of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder's percentage interest in our equity, except to the extent that the Reverse Stock Split resulted in a stockholder of record owning a fractional share. Stockholders of record who were otherwise entitled to receive a fractional share, instead automatically had their fractional shares rounded up to the next whole share. No cash was issued for fractional shares as part of the Reverse Stock Split.

The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying our equity plans and grants thereunder, as applicable. The amount of undistributed shares of Common Stock deemed to be covered by our effective registration statements on Forms S-3 and S-8 were proportionately reduced as of the effective time of the Reverse Stock Split at the Reverse Stock Split Ratio. Additionally, proportionate adjustments were made to the exercise prices and the number of shares underlying all outstanding warrants, as required by the terms of these securities.

All common share and per-share amounts in this Form 10-Q have been retroactively restated to reflect the effect of the Reverse Stock Split.

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

There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2024, as compared to those disclosed in the 2023 Form 10-K.

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

Results of Operations

Three and nine months ended September 30, 2024 and 2023

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 as discussed herein are presented below.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)

Revenue	$50	$—	$50	n/a	$902	$—	$902	n/a

OPERATING EXPENSES:
Cost of revenue	845	—	845	n/a	2,440	—	2,440	n/a
Research and development	3,404	5,636	(2,232)	-40%	9,198	13,701	(4,503)	-33%
Sales, general and administrative	3,180	3,443	(263)	-8%	8,794	9,965	(1,171)	-12%
Total operating expenses	7,429	9,079	(1,650)	-18%	20,432	23,666	(3,234)	-14%

Loss from operations	(7,379)	(9,079)	1,700	19%	(19,530)	(23,666)	4,136	17%

Other income (expense), net:
Interest and other income, net	178	117	61	52%	419	341	78	23%
Other income (expense), net	178	117	61	52%	419	341	78	23%

Net loss	$(7,201)	$(8,962)	$1,761	20%	$(19,111)	$(23,325)	$4,214	18%

Revenue

Revenue totaled $50,000 and $0 for the three months ended September 30, 2024 and 2023, respectively. The transfer of control of the Evie Ring Elements began in the first quarter of 2024, was completed in the second quarter of 2024, then re-started in the third quarter of 2024.

Revenue totaled $0.9 million and $0 for the nine months ended September 30, 2024 and 2023, respectively. This increase of $0.9 million was due to recognition of revenue upon the transfer of control of the Evie Ring Elements, which began in the first quarter of 2024.

Cost of revenue

Cost of revenue totaled $0.8 million and $0 for the three months ended September 30, 2024 and 2023, respectively. This increase of $0.8 million was due to the direct costs of $0.2 million related to the transfer of control of the various Evie Ring Elements, $0.1 million for labor and related stock-based compensation, and $0.5 million for inventory that was designated as scrap materials.

Cost of revenue totaled $2.4 million and $0 for the nine months ended September 30, 2024 and 2023, respectively. This increase of $2.4 million was due to the direct costs of $1.4 million related to the transfer of control of the various Evie Ring Elements, $0.3 million for labor and related stock-based compensation, $0.1 million for order processing, shipping and fulfillment costs, and $0.6 million for inventory that was designated as scrap materials.

Research and Development

Research and development expenses totaled $3.4 million and $5.6 million for the three months ended September 30, 2024 and 2023, respectively. This decrease of $2.2 million was due primarily to lower research and laboratory expenses and other professional fees. Research and development expenses for the three months ended September 30, 2024 included expenses related to employee compensation of $1.8 million, other professional fees of $1.1 million, research and laboratory expenses of $0.3 million, and other expenses of $0.2 million. Research and development expenses for the three months ended September 30, 2023 included expenses related to employee compensation of $1.6 million, other professional fees of $1.6 million, research and laboratory expenses of $2.1 million, and other expenses of $0.3 million.

Research and development expenses totaled $9.2 million and $13.7 million for the nine months ended September 30, 2024 and 2023, respectively. This decrease of $4.4 million was due primarily to lower research and laboratory expenses and other professional fees. Research and development expenses for the nine months ended September 30, 2024 included expenses related to employee compensation of $5.0 million, other professional fees of $2.4 million, research and laboratory expenses of $1.2 million, and other expenses of $0.6 million. Research and development expenses for the nine months ended September 30, 2023 included expenses related to employee compensation of $5.0 million, other professional fees of $4.1 million, research and laboratory expenses of $3.8 million, and other expenses of $0.8 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $3.2 million and $3.4 million for the three months ended September 30, 2024 and 2023, respectively. This decrease of $0.2 million was due primarily to lower headcount with respect to sales, general and administrative employees and decreased marketing costs, offset by increased stock compensation expenses related to the issuance of new option grants. Sales, general and administrative expenses for the three months ended September 30, 2024 included expenses related to employee and board of director compensation of $1.8 million, professional and consulting fees of $0.8 million, and other expenses of $0.6 million. Sales, general and administrative expenses for the three months ended September 30, 2023 included expenses related to employee and board of director compensation of $1.7 million, professional and consulting fees of $0.6 million, and other expenses of $1.1 million.

Sales, general and administrative expenses totaled $8.8 million and $10.0 million for the nine months ended September 30, 2024 and 2023, respectively. This decrease of $1.2 million was due primarily to lower Company headcount with respect to sales, general and administrative employees and decreased marketing costs, offset by increased stock compensation expenses related to the issuance of new option grants. Sales, general and administrative expenses for the nine months ended September 30, 2024 included expenses related to employee and board of director compensation of $4.8 million, professional and consulting fees of $2.3 million, and other expenses of $1.7 million. Sales, general and administrative expenses for the nine months ended September 30, 2023 included expenses related to employee and board of director compensation of $5.1 million, professional and consulting fees of $1.8 million, and other expenses of $3.1 million.

Loss from Operations

Loss from operations was $7.4 million for the three months ended September 30, 2024, as compared to $9.1 million for the three months ended September 30, 2023.

Loss from operations was $19.5 million for the nine months ended September 30, 2024, as compared to $23.7 million for the nine months ended September 30, 2023.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2024 was a net other income of $0.2 million as compared to a net other income of $0.1 million for the three months ended September 30, 2023. The increase of $0.1 million is attributable to interest income on the additional funds that were received from the April 2024 Private Placement.

Other income (expense), net for the nine months ended September 30, 2024 was a net other income of $0.4 million as compared to a net other income of $0.3 million for the nine months ended September 30, 2023. The increase of $0.1 million is attributable to interest income on the additional funds that were received from the April 2024 Private Placement.

Net Loss

As a result of the foregoing, net loss was $7.2 million for the three months ended September 30, 2024, as compared to $9.0 million for the three months ended September 30, 2023.

As a result of the foregoing, net loss was $19.1 million for the nine months ended September 30, 2024, as compared to $23.3 million for the nine months ended September 30, 2023.

Liquidity and Capital Resources

At September 30, 2024, we had cash and cash equivalents totaling $11.3 million. During the nine months ended September 30, 2024, we used $18.0 million of cash in our operating activities. Our cash and cash equivalents are not expected to be sufficient to fund our operations for the next twelve months after the date these condensed consolidated financial statements are issued. In August 2022, we entered into an at-the-market issuance (“ATM”) to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program. During the nine months ended September 30, 2024, we sold an aggregate of 99,061 shares of common stock through the ATM program for proceeds of approximately $0.6 million, net of commissions paid. Approximately $43.7 million remained available on the ATM equity offering program at September 30, 2024.

On April 2, 2024, the Company entered into a securities purchase agreement for the private placement of an aggregate of 3,015,172 units with each unit consisting of (1) one share of the Company’s common stock or at the election of the purchaser a pre-funded warrant, and (2) one warrant to purchase one share of common stock. The purchase price paid for each unit was $8.00. Certain directors and officers participated and purchased 19,168 units at an offering price of $8.48 per unit.

Each pre-funded warrant has an exercise price of $0.015 per share, was immediately exercisable on the date of issuance and does not expire. Each warrant has an exercise price equal to $6.11 per share, was exercisable immediately and expires on the fifth anniversary of the initial exercise date of the warrant. The warrants issued to the Company’s officers and directors have an exercise price equal to $6.60.

The private placement transaction closed on April 5, 2024, resulting in gross proceeds to the Company of approximately $24.1 million, before deducting offering fees and expenses of approximately $1.5 million.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(17,978)	$(20,928)
Net cash used in investing activities	(3)	(51)
Net cash provided by financing activities	23,135	17,889
Net increase / (decrease) in cash and cash equivalents	$5,154	$(3,090)

Operating Activities

During the nine months ended September 30, 2024, the Company used cash of $18.0 million in operating activities, as compared to $20.9 million used in operating activities during the nine months ended September 30, 2023.

The $18.0 million used in operating activities during the nine months ended September 30, 2024 was primarily attributable to our net loss of $19.1 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $1.9 million and by non-cash items, including stock-based compensation, totaling $3.0 million.

The $20.9 million used in operating activities during the nine months ended September 30, 2023 was primarily attributable to our net loss of $23.3 million during the period. The net loss was offset by non-cash items, including stock-based compensation of $2.3 million and depreciation and amortization of $0.1 million.

Investing Activities

During the nine months ended September 30, 2024 the Company used cash of $3,000 in investing activities, consisting of purchases of property and equipment.

During the nine months ended September 30, 2023 the Company used cash of $51,000 in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, the Company was provided cash of $23.1 million which included net proceeds $22.6 million from the issuance of common stock, pre-funded warrants and common stock warrants, and net proceeds of $0.5 million for the issuance of common stock through the ATM activity and the exercise of common stock options.

During the nine months ended September 30, 2023, the Company was provided cash of $17.9 million which included net proceeds of $6.7 million and $8.1 million from the issuance of common stock in public offerings in February 2023 and June 2023, respectively, net proceeds of $3.1 million for the issuance of common stock through the ATM activity and $0.1 million from the issuance of common stock upon the exercise of common stock options.

Off-Balance Sheet Transactions

At September 30, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

The Company did not have any non-cancelable obligations at September 30, 2024.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of September 30, 2024, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the risk factor included below and other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2023 Form 10-K. Except as disclosed below, we believe that there have been no material changes to the risk factors described in the 2023 Form 10-K.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

Our common stock is currently traded on the Nasdaq Stock Market (“Nasdaq”). On November 14, 2023, we were notified by Nasdaq that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On May 15, 2024, since the Company did not regain compliance by May 13, 2024, the Company requested, and was granted, an additional 180 calendar days to regain compliance with Bid Price Requirement expiring November 11, 2024.

On October 29, 2024, the Company completed a 1-for-15 Reverse Stock Split of its issued and outstanding common stock. On November 12, 2024, the Company was notified by Nasdaq that it had regained compliance with the Minimum Bid Price Requirement. Even though the Company is now in compliance with continued listing requirements of Nasdaq, any future failure of the Company to satisfy such requirements could result in Nasdaq taking steps to delist the Company’s common stock. Such a delisting would likely have a negative effect on the price of the Company’s common stock and would impair shareholders’ ability to sell or purchase the Company’s common stock. In the event of a delisting, the Company would take actions to restore its compliance with Nasdaq’s listing requirements, but the Company can provide no assurance that any such action taken by the Company would allow its common stock to become listed again, stabilize the market price or improve the liquidity of the Company’s common stock, prevent the Company’s common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the third quarter of 2024, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2024)
3.3	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2024)
3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.6	Form of Warrant to Purchase Common Stock issued in 2020 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.7	Form of Warrant to Purchase Common Stock issued in 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.8	Warrant Agent Agreement, dated January 31, 2023, by and between the Registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.9	Form of Pre-Funded Warrant issued in April 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.10	Form of Warrant issued in April 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.11*	Form of Warrant issued in August 2024
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVANO INC.

Date: November 14, 2024	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: November 14, 2024	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)