Form 10-K
period 2024-12-31
Movano Inc.
filed 2025-04-09
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $25,177,318.

As of April 7, 2025, there were 7,036,953 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOVANO INC.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	the ability of our common stock to maintain the minimum requirements for continued listing on the Nasdaq Capital Market;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	the impact of macroeconomic and geopolitical conditions, including increases in prices caused by rising inflation;

●	our dependence on the successful commercialization of the Evie Ring;

●	our dependence on third parties to design, manufacture, market and distribute our products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in the United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our products;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors sections of this Form 10-K.

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

Separately, in November 2024, we received FDA 510(k) clearance for the pulse oximetry feature in our EvieMED Ring, making it a medical device. The clearance enables us to pursue health solutions needed for applications such as clinical trials, post-clinical trial management, and remote patient spot check monitoring for both healthcare providers and payors. We believe EvieMED is one of the first patient wearables with FDA clearance on the entire system, both hardware and software, differing from our competition which sometimes gets FDA clearance on an individual algorithm under “Software as a Medical Device” guidance. The FDA clearance of these metrics, including pulse rate and SpO2, will be sold via prescription under the brand name EvieMED, which will help ensure clinical-level confidence in EvieMED’s monitoring capabilities and make the device attractive to clinicians and to facilities engaged in clinical trials for at-home and/or long-term patient monitoring. This unique competitive advantage is not only a key pillar in building brand trust and loyalty but will also redefine the expectations of wearable devices.

In addition to the Evie Ring and EvieMED Ring, we are developing the smallest ever patented and proprietary System-on-a-Chip (“SoC”) designed specifically for blood pressure or continuous glucose monitoring (“CGM”) systems. We built the integrated sensor from the ground up with multiple antennas and a variety of frequencies to achieve an unprecedented level of precision in health monitoring. We are currently conducting clinical studies with the SoC and developing algorithms that, if successful, will enable us to develop wearables that can measure glucose non-invasively and blood pressure without a cuff. Our end goal is to bring a Class II FDA-cleared device to the market that includes CGM and cuffless blood pressure monitoring capabilities. Over time, our technology could also enable the measurement and potentially continuous monitoring of other health data.

Problem

The scale of the chronic disease health crisis is enormous, and we believe the need to address it is immediate. The United States spent nearly 18% of its GDP on healthcare in 2023, according to the Centers for Medicare and Medicaid Services (“CMS”). More than half of American adults live with at least one major chronic disease and more than 40% have two or more chronic conditions. Approximately 90% of American health expenditures are related to managing and treating chronic diseases and mental health conditions, according to the Centers for Disease Control and Prevention (“CDC”).

Coronavirus disease (“COVID-19”) disproportionately affected the wellbeing of those with chronic conditions and the pandemic created a heightened awareness about the importance of health and the high risk of complications. People have become more sensitive to the fact that managing health is not just about being physically fit but may also be a predictor of future quality of life and even lifespan. There is a need for optimized, accurate monitoring and maintenance of high-risk populations, such as those living with, or at heightened risk of, chronic conditions.

Wearable medical technology today, including CGMs and blood pressure monitors, make it easier for those affected by chronic diseases, but many devices are still invasive, inconvenient and/or expensive.

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

However, most of today’s CGMs are still invasive, inconvenient, and expensive. Many require an implant that must be replaced after 10-14 days. This process can be uncomfortable, increases susceptibility to infections, and is expensive to manage. As a result, the vast majority of PWDs do not use CGMs. Moreover, the broader health-conscious population, including individuals with prediabetes, lacks the ability to easily monitor blood glucose levels, which can serve as a proxy for metabolic health and risk for chronic diseases. Notwithstanding the above, demand for CGMs, in general, continues to increase, with approximately nine million worldwide users as of June 2023, according to Mary Ann Liebert, Inc. and industry sales estimated at more than $6.3 billion in 2023, according to ResearchandMarkets.com.

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

In recent years, blood pressure monitoring devices have become available for personal, in-home use, so people can gain an understanding of their blood pressure in between their regular doctor visits. While there are medical device and consumer electronic companies selling blood pressure monitors today, they still have limitations and tend to be cumbersome. Some provide blood pressure estimates, rather than exact readings. Often times, blood pressure cuffs require a very specific fit based on arm size and can be very sensitive to placement on the arm, movement and body position. If not used properly, errors in measuring blood pressure can occur. Most blood pressure cuffs are not continuous, which require the user to remember to take readings at the same general time of day to avoid inconsistencies when looking at trends over time. Notwithstanding the above, demand for blood pressure monitoring devices, in general, continues to increase, with industry sales estimated at approximately $5.0 billion in 2024, according to Grand View Research.

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

Following FDA clearance in November 2024, we formally launched the EvieMED Ring, which is a medical device and sold via prescription, and the EvieMED Ring enables us to pursue opportunities for health solutions needed for applications such as clinical trials, post-clinical trial management, and remote patient monitoring for both healthcare providers and payors. This unique competitive advantage is not only a key pillar in building brand trust and loyalty but will also redefine the expectations of wearable devices.

In future iterations of this product or another wearable device developed by Movano Health, we plan to measure glucose, blood pressure and pulse rate without a needle or cuff. We will do this directly from the blood vessel by utilizing mmWave RF to probe the arteries to identify various RF properties, including RF connectivity, permittivity, and reflectivity. As these properties change, we can measure the changes in glucose and blood pressure concentrations in the blood vessels. Using our signal processing algorithms, we intend to separate the pulse pressure and glucose waveforms to address blood pressure, pulse and glucose. With additional sensors and an accelerometer, we expect we will also be able to estimate SpO2 measurements and measure steps and calories. We intend to provide the user real-time data, including trending, through our proprietary cloud-based network app, and enable data sharing with healthcare providers, caregivers, and family to optimize care and reinforce positive behaviors and behavioral change. By providing knowledge about glucose levels, blood pressure, heart rate, HRV, sleep, respiration, temperature, blood oxygen, steps and calories, we believe our end-to-end solution will be a valuable preventative care tool that will help users make smarter health decisions, ultimately increasing a person’s ability to self-manage chronic conditions and reducing the frequency of doctor and hospital visits.

The Evie Ring, pictured above, is currently in market and available in three finishes.

Proprietary Technology

The Evie Ring and EvieMED Ring use a multitude of optical sensors to estimate a variety of analytics, including SpO2 and pulse rate measurements, an accelerometer to measure steps and calories, as well as a battery, a charging integrated circuit, flash to store data, and Bluetooth to communicate with our mobile application.

In future products, we plan to incorporate our patented RF technology that leverages ultra-wideband multi-antenna RF with advanced signal processing and interference cancellation, machine learning and the cloud. Our RF technology is deeply rooted in military and telecom applications, and key members of our engineering team worked with the pioneers of this technology.

We intend to leverage the potential of this technology to design miniature, dynamic integrated circuits (“ICs”) and proprietary algorithms that, if small and low-powered enough, may be embeddable into a variety of devices including a wearable, standalone phone case, ring or skin patch. These devices could communicate on a minute-by-minute basis, using Bluetooth Low Energy (“BLE”) to a smartphone or a mobile device. Our intention is to design the system to be capable of connecting to Movano Health’s cloud service. Combined with our cloud analytics, we expect the technology will allow medical professionals, family members, caregivers and individuals to understand trends related to heart rate, HRV, glucose and blood pressure and make educated decisions about health, care and treatment based on that data. The goal of our development efforts is to combine machine learning with different statistical signal processing algorithms, which we believe will enable us to take advantage of multiple strains of continuous, real time Movano Health sensor data to generate advanced analytics like predictive alerts, risk profiles, and more, which are personalized for each wearer.

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

Our Planned Solution

Our initial commercial product is the Evie Ring, which is a wearable designed specifically for women that was launched in November 2023. We launched the Evie Ring as a general wellness device.

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

In November 2024, we received FDA 510(k) clearance for the pulse oximetry feature in our EvieMED Ring to spot check pulse and SpO2. The clearance enables us to pursue health monitoring solutions needed for applications such as clinical trials, post-clinical trial management, and remote patient monitoring for both healthcare providers and payors. We believe EvieMED is one of the first patient wearables with FDA clearance on the entire system, both hardware and software, differing from our competition which sometimes gets FDA clearance on an individual algorithm under “Software as a Medical Device” guidance. This unique competitive advantage is not only a key pillar in building brand trust and loyalty but will also redefine the expectations of wearable devices.

We are also testing a wrist-worn wearable prototype that contains our proprietary and patented SoC. In its current state, this prototype allows us to collect data, which we are using to generate glucose, blood pressure and heart rate estimates. The accuracy of our technology will be refined as our algorithms are improved and as we test larger cross sections of people in our external studies.

In 2024 and early-2025, we conducted a total of three Institutional Review Board (“IRB”) approved blood pressure clinical studies, which incorporated our SoC. Previously, in October 2023, we announced the results of our IRB-approved blood pressure clinical study, which incorporated our SoC and demonstrated a level of accuracy within the standards recognized by the FDA for blood pressure monitoring devices. Our algorithm for blood pressure monitoring utilized data from its prototype system combined with the subject’s demographic information and a recent blood pressure reading.

In the October 2023 study, our prototype achieved an overall mean absolute difference (MAD) of 5.9 mmHg, which is below the 7 mmHg MAD required per a standard for wearable, cuffless blood pressure measuring devices (IEEE1708a-2019). We announced that we are also evaluating AI-based individual calibration methods to further enhance the future performance of the device. The 44-participant study, conducted at the Movano Health Clinical Lab, assessed the accuracy of our wrist-worn wearable prototype compared to a hospital-grade FDA-cleared blood pressure monitor. The study measured the blood pressure of each participant multiple times, including while under stress, which resulted in an average participant systolic blood pressure range of 25 mmHg and a total study range of 85 - 171 mmHg.

Our 4 x 6.7 mm SoC combines multiple antennas and a variety of frequencies in the smallest ever RF-enabled integrated circuit designed specifically for blood pressure and glucose monitoring. After shrinking our multi-chip architecture from four chips into one in mid-2022, we began using the patented SoC in clinical studies in 2023, which has materially improved the accuracy of our blood pressure measurements as seen by the results of the October 2023 study. In its current form factor, our wearable prototype represents one of the smallest and most accessible ways to measure blood pressure.

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

To date, we have completed three prospective, self-controlled clinical trials with the EvieMED Ring. Following a successful pilot hypoxia study in July 2022, which compared the accuracy of our heart rate and SpO2 data to arterial blood gas samples and to reference devices, we completed a pivotal hypoxia study in October 2022. A second pivotal hypoxia study was completed in January 2024. During the pilot and pivotal studies, our solution has consistently achieved a margin of error well below the FDA’s 3.5% requirement for SpO2, and the ring also estimated heart rate with accuracy commensurate with the FDA’s standards.

The direct-to-consumer launch of the Evie Ring occurred in November 2023 prior to any FDA decision regarding medical device clearance. Beginning with an in-depth research exercise, our marketing team spoke with over 1,000 women to understand what they were looking for in a medical device and what features and messaging were most important to them. We then partnered with a best-in-class design agency and site developer to build out the commercial experience which included a fully functional website, the launch of social channels Instagram and Facebook and YouTube, a paid media campaign to generate awareness and leads, and the buildout of an email engagement campaign. Heading into the November 2023 launch, the team had established a lead list of over 130,000 prospective buyers and a social following of 10,000.

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

As of December 31, 2024, we own, jointly own, or have exclusive rights to 32 issued and in-force patents (that cover one or more of our products or product candidates for method, system and device development) that expire at various times between November 12, 2039 and December 18, 2040. Furthermore, as of December 31, 2024, we own, jointly own, or have exclusive rights to 5 pending U.S. patent applications, one pending foreign patent applications, and one pending Patent Cooperation Treaty (“PCT”) International patent application.

While we have not registered any of the copyrights in our software code, our software code, once written, would be protected by applicable U.S. copyright law.

Regulation

FDA Regulation

While the first iteration of the Evie Ring is a general wellness device and therefore does not require FDA premarket clearance, EvieMED is a medical device and required FDA clearance and over time we plan to execute accuracy studies to gain additional FDA clearances on vital signs monitoring capabilities including respiration rate. In addition, we are currently conducting clinical trials with our proprietary and noninvasive RF-enabled technology and developing algorithms to enable us to add non-invasive CGM and cuffless blood pressure monitoring to our technology platform. Our end goal is to bring a Class II FDA-cleared device to the market, which may include additional form factors, and that includes CGM and cuffless blood pressure monitoring capabilities.

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

HIPAA and other Privacy Laws

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as well as a number of other federal and state privacy-related laws, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information” or “PHI”.

HIPAA applies to health plans, healthcare providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities” under HIPAA. State imposed health information privacy and security laws typically apply based on licensure, for example, licensed providers or licensed entities are limited in their ability to use and share health information.

Additionally, all U.S. states have enacted legislation protecting the privacy and security of “personal information”, such as identifiable financial or health information, social security numbers, credit card information and other personally identifiable information. These laws overlap and apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. In dealing with health information for the development of our technology or for commercial purposes, we may perform activities that implicate HIPAA and state-imposed health information privacy and cybersecurity laws. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to personal information that we collect.

To the extent our activities extend outside of the United States, we will be required to comply with international, national, and provincial personal data protection laws and regulations, including the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”). The GDPR and other national or provincial laws provide a prescriptive, detailed regulation that provides extensive powers to public authorities to sanction and stop use of personal data. The GDPR and national or provincial laws outside of Europe require significant effort and expense to ensure compliance. All of these laws may impact our business and may change periodically, which could adversely affect our business operations.

Environmental

The cost of compliance with federal, state, and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the year ended December 31, 2024, and there are no material expenditures planned for such purposes for the year ended December 31, 2025.

Strategy

We are a public emerging growth company with a limited history of operations or revenue, and therefore intend to explore alternative business strategies, including:

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

Employees and Human Capital Resources

As of December 31, 2024, we had 32 employees, all of whom are employed on a full-time basis. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

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

Item 1A. Risk Factors

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

Risks Related to Our Business

●	We are an early-stage technology company with a limited history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

●	We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operations.

●	Our efforts may never demonstrate the feasibility of our proposed CGM and blood pressure monitoring solution.

●	We face competition from other technology companies and our operating results will suffer if we fail to compete effectively.

●	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	We are subject to risks associated with our utilization of consultants.

●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

●	Our business is affected by macroeconomic conditions.

●	Our business and operations are subject to risks related to climate change.

●	The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate.

●	Our business could be negatively impacted by corporate social responsibility and sustainability matters.

Risks Related to Product Development, Manufacturing and Commercialization

●	We are highly dependent on the success of our initial products, the Evie Ring and the EvieMED Ring, and cannot give any assurance that they will be successfully commercialized.

●	If we do not successfully manage the launch and marketing of new products or services, our financial results could be adversely affected.

●	We depend on third parties to design, manufacture, market and distribute our products. If any third party fails to successfully design, manufacture, market or distribute any of our products, our business will be materially harmed.

●	Our business and operations would suffer in the event of information technology system failures, including cyber-attacks.

●	The use of artificial intelligence presents new risks and challenges to our business.

Risks Related to Intellectual Property and Other Legal Matters

●	It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

●	We may in the future be a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to develop our products.

●	We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties or claims asserting ownership of what we regard as our own intellectual property.

●	We could become subject to product liability claims, product recalls and warranty claims that could be expensive, divert management’s attention and harm our business.

●	Increased use of social media could create or amplify the effects of negative publicity and adversely affect sales and operating results.

Risks Related to Regulation

●	FDA clearance of the pulse oximetry feature of our EvieMED Ring does not ensure commercial success of the product.

●	We expect to seek FDA clearance with respect to additional EvieMED Ring monitoring capabilities and expect to seek FDA clearance or approval for our planned CGM and blood pressure monitoring solution, which may be difficult to achieve, and existing laws or regulations or future legislative or regulatory changes may affect our business.

●	If any OEMs contracted to manufacture our products fail to comply with FDA’s Quality System Regulations or other regulatory bodies’ equivalent regulations, manufacturing operations could be delayed or shut down and the development of our products could suffer.

●	We expect our planned solution to be subject to certain Federal Communication Commission (“FCC”) regulations.

●	Our current or future products may be subject to product recalls that could harm our reputation.

●	Healthcare reform measures could hinder or prevent our commercial success.

●	If we fail to comply with healthcare regulations with respect to our current or future products, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

●	Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to our reputation and have a material adverse effect on our business.

Risks Related to Owning Our Securities and Our Financial Results

●	Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our securities.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	The issuance of additional stock in connection with financings, acquisitions, our equity incentive plan, upon exercise of outstanding warrants or otherwise will dilute our existing stockholders.

●	Our stock price has fluctuated widely and is likely to continue to be volatile.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

●	Our Certificate of Incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

●	We have not paid dividends in the past and have no immediate plans to pay dividends.

●	Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

●	We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	We are incurring significant costs as a public company that reports to the SEC and our management is required to devote substantial time to meet compliance obligations.

●	If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the price of our common stock and trading volume could decline.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

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

Risks Related to Our Business

We are an early-stage technology company with a limited history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

We are a technology company that was formed in January 2018. We have a limited operating history and have generated only limited revenue to date. We have largely focused our efforts and resources towards research and development activities relating to our development of the Evie Ring, EvieMED Ring and the SoC, the commercial launch of the Evie Ring and the FDA 510(k) clearance for the pulse oximeter feature of the EvieMED Ring. The likelihood of success of our business plan must be considered in light of the challenges, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Technology product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

As of December 31, 2024, we had an accumulated deficit of approximately $148.1 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional resources toward the commercialization of our products and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and the commercial launch and FDA clearance of our products. Without additional capital our existing cash and cash equivalents will be insufficient to fully fund our business plan. We expect to continue to incur losses for the foreseeable future. Our ability to achieve revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approvals of our technology, potentially find strategic collaborators that can incorporate our technology into applications which can be successfully commercialized and achieve market acceptance. There can be no assurance that we will ever generate substantial revenues or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operations.

Primarily as a result of our lack of revenue, history of losses to date and our lack of liquidity, there is substantial doubt as to our ability to continue as a going concern. As of December 31, 2024, we had total assets of approximately $11.3 million and total liabilities of approximately $4.0 million. We believe that our cash and cash equivalents as of December 31, 2024 will not be sufficient to fund our projected operating requirements beyond the second quarter of 2025. We expect to continue to incur significant expenses and operating losses for at least the next several years. Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

We do not have any prospective arrangements or credit facilities as a source of future funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If we are unable to raise additional capital or if we are unable to generate sufficient revenue from our operations, we may not stay in business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of the common stock offered hereby. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, which could increase our expenses and require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results. However, we do not own any significant assets that we expect could serve as acceptable collateral for a bank or other commercial lender. The above circumstances may discourage some investors from purchasing our stock, lending us money or from providing alternative forms of financing. In addition, the current economic instability in the world’s equity and credit markets may materially adversely affect our ability to sell additional securities and/or borrow cash. There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all.

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

If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.

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

The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate.

Our estimates of the annual total addressable markets for our current products and products under development are based on a number of internal and third-party estimates, including, without limitation, the size of customer populations and the assumed prices at which we can sell our products. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of customers who would benefit from our products, the price at which we can sell our products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

Our business could be negatively impacted by corporate social responsibility and sustainability matters.

There has been an increased focus from investors, customers, employees and other stakeholders concerning corporate social responsibility and sustainability matters, which may result in increases in our costs to operate our business or restrict certain aspects of our activities. The standards by which corporate social responsibility and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. We could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. In addition, we could experience reputational harm if we are targeted by groups or influential individuals who disagree with our positions on social or environmental issues. Additionally, lawsuits or regulatory actions based on allegations that certain public statements regarding corporate social responsibility and sustainability matters by companies are false and misleading “greenwashing” campaigns could significantly impact our operations and could have an adverse impact on our financial condition. Any such matters could have a material adverse impact on our future results of operations, financial position and cash flows.

Risks Related to Product Development, Manufacturing and Commercialization

We are highly dependent on the success of our initial products, the Evie Ring and the EvieMED Ring, and cannot give any assurance that they will be successfully commercialized.

We are highly dependent on the success of our initial products, the Evie Ring and the EvieMED Ring. There is no guarantee that we will be successful in the commercialization of these or any other future product. While we commercially launched the Evie Ring without FDA clearance, we recently received FDA clearance for the pulse oximeter feature of the EvieMED Ring and expect to commercially launch this product in the second quarter of 2025. We intend to seek FDA clearance for additional features of the EvieMED Ring, which will require substantial additional clinical development, extensive preclinical testing and clinical trials. We cannot give any assurance that our products will be successfully commercialized or that we will receive regulatory clearances or approvals for additional features. Any failure to achieve commercial success or obtain additional regulatory clearances or approvals would have a material adverse effect on our business.

If we do not successfully manage the launch and marketing of new products or services, our financial results could be adversely affected.

We face risks associated with launching new products and pre-announcing products and services when the products or services have not been fully developed or tested. In addition, we may experience difficulty in managing or forecasting customer reactions, purchasing decisions, transition requirements, or programs with respect to newly launched products (or products in development). If our products and services are not able to deliver the performance or results expected by our target markets or are not delivered on a timely basis, our reputation and credibility may suffer. If we encounter development challenges or discover errors in our products late in our development cycle, we may delay the product launch date. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of our new products, could adversely affect our business, financial condition, or results of operations.

We depend on third parties to design, manufacture, market and distribute our products. If any third party fails to successfully design, manufacture, market or distribute any of our products, our business will be materially harmed.

We depend and expect to continue to depend on strategic partners such as third-party OEMs, VARs and other distributors to complete the design, manufacture, market and distribute the Evie Ring, EvieMED Ring and other future products. If these strategic partners fail to successfully design, manufacture, market or distribute our current or future products, our business will be materially harmed.

We have limited control over the efforts and resources that any third-party OEMs, VARs and other distributors devote to designing, manufacturing, marketing or distributing our products under development. An OEM may not be able to successfully design and manufacture our products and such failure by an OEM could substantially harm the value of our business. Similarly, the OEMs, VARS or other distributors we engage with to market and sell our product under development may not be successful at marketing and selling such product. If we cannot find suitable strategic partners or our strategic partners do not perform as expected, our potential for revenue may be dramatically reduced and our business could be harmed.

Our business and operations would suffer in the event of information technology system failures, including cyber-attacks.

Our information technology computer systems, as well as those of our contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including fires and earthquakes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. Cyber-attacks are becoming more sophisticated and frequent, and in some cases have caused significant harm. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. While we devote significant resources to security measures to protect our systems and data, these measures cannot provide absolute security, and our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and such an event could disrupt our operations, damage our reputation and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our development of our products.

The use of artificial intelligence presents new risks and challenges to our business.

Artificial intelligence (“AI”) is increasingly being used across the global business landscape, including in the industry in which we operate. We have already employed certain AI technologies into our business to enhance our operations, products, technology, and services and expect our use of AI to increase as the technology rapidly evolves and improves. However, AI innovation presents risks and challenges that could impact our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Ineffective AI development and deployment practices by us or our commercial partners could result in violations of our confidentiality and privacy obligations or applicable laws and regulations, jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, result in the misuse of personally identifiable information, including PHI, or give rise to significant cyber security risks, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We may also face increased competition from other companies that are employing AI and related technologies, some of whom may develop more effective methods than we and any of our commercial partners have, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws concerning the use of AI and related technologies, the nature of which cannot be determined at this time.

Risks Related to Intellectual Property and Other Legal Matters

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. As of December 31, 2024, we own, jointly own, or have exclusive rights to 32 issued and in-force patents (that cover one or more of our products or product candidates for method, system and device development). Furthermore, as of December 31, 2024, we own, jointly own, or have exclusive rights to 5 pending U.S. patent applications, one pending foreign patent applications, and one pending PCT International patent application.

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

Increased use of social media could create or amplify the effects of negative publicity and adversely affect sales and operating results.

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain customers. These efforts may not be successful, and pose a variety of other risks, including the improper disclosure of proprietary or personally identifiable information, the posting of negative comments about our brand, fraud, use of out-of-date information or failure to comply with regulations regarding such practices. Negative or false commentary about us or our products or services may be posted on social media platforms and may harm our reputation or business and social media has also given users the ability to more effectively organize collective actions, such as boycotts, which could be taken against us or our products or services. Customers value readily available information and often act on such information without affording us an opportunity for redress or correction. The inappropriate use of social media vehicles, including a failure to abide by applicable laws and regulations, in the use of social media by us or our influencers, employees, contractors, suppliers, customers or other third parties associated or perceived to be associated with us could increase our costs, lead to litigation, fines or regulatory action or result in negative publicity that could damage our reputation. The occurrence of any such developments could have an adverse effect on our business results.

In addition, any negative events reported in the media, including social media, whether or not accurate or involving us or our products or services, could create or amplify negative publicity for us or for the industry or market segments in which we operate. These and other types of social media risks could reduce demand for products and services offered by us and/or shift consumer preferences to competitors and could result in a decrease in customer demand for our products and services.

Risks Related to Regulation

FDA clearance of the pulse oximetry feature of our EvieMED Ring does not ensure commercial success of the product.

In November 2024, we received 510(k) clearance from the FDA for the pulse oximetry feature in our EvieMED Ring, making it a medical device. The EvieMED Ring clearance was the first medical device marketing authorization we have received. In order to market and distribute EvieMED Ring or other medical devices, we will need to modify certain of our internal business operations to ensure they comply with medical device requirements and to enable distribution of the product in accordance with the limitations of use described in our marketing authorizations. For example, for our EvieMED Ring product, the 510(k) clearance limits distribution of this product to prescription use-only. In the direct-to-consumer model we utilize to distribute the Evie Ring, consumers purchase our products directly from us or one of our retailers, and we will not be able to utilize this model to distribute the EvieMED Ring in accordance with its prescription-required marketing authorization. Though we are currently exploring a number of new distribution channels, including working with durable medical equipment distributors, healthcare institutions, and other healthcare payor and provider channels, we may not be successful in identifying, or implementing with our current resources, an appropriate distribution channel. Further, even though we have received FDA clearance for EvieMED Ring, we will still need to demonstrate the business and clinical rationale and justifications of this product in order for healthcare institutions and providers to be convinced of the need to prescribe it, and we may not be successful in these efforts.

We expect to seek FDA clearance with respect to additional EvieMED Ring monitoring capabilities and expect to seek FDA clearance or approval for our planned CGM and blood pressure monitoring solution, which may be difficult to achieve, and existing laws or regulations or future legislative or regulatory changes may affect our business.

While we commercialized our first iteration of the Evie Ring without FDA clearance, our EvieMED Ring is, and we expect our other future products will be subject to current and future regulation by the FDA and may be subject to regulation by other federal, state and local agencies. These agencies and regulations require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device. Governmental regulations specific to medical devices are wide-ranging and govern, among other things:

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

Our EvieMED Ring is a Class II medical device, which required us to seek and receive a 510(k) clearance for the pulse oximeter feature prior to marketing. We intend to seek a 510(k) clearance with respect to additional monitoring capabilities. In some instances, the 510(k) pathway for product marketing may be used with only proof of substantial equivalence in technology for a given indication with a lawfully marketed device (a “predicate device”). In other instances, FDA may require additional clinical work to prove efficacy in addition to technological equivalence and basic safety. Whether clinical data is provided or not, FDA may decide to reject the substantial equivalence argument we present. If that happens, our device would be automatically designated as a Class III device, and we would have to fulfill the more rigorous PMA requirements or request a “de novo” reclassification of the device into Class I or II. Thus, although at this time we do not anticipate that we will be required to do so, it is possible that one or more of our planned products or product features may require PMA approval de novo reclassification.

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

In addition, we are required to timely file various reports with FDA, including reports required by the medical device reporting regulations that require us to report to FDA if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to regulatory enforcement actions, all of which could harm our business.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that will affect how we operate include:

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

Our financial condition and operating results may fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, some of which are beyond our control. Our operating results will be affected by numerous factors such as:

●	variations in the level of expenses related to our proposed products;

●	status of our product development efforts;

●	execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements;

●	intellectual property prosecution and any infringement lawsuits to which we may become a party;

●	regulatory developments affecting our products or those of our competitors;

●	our ability to obtain and maintain FCC clearance and/or FDA approval for our products, which have not yet been approved for marketing;

●	our ability to successfully commercialize our products;

●	market acceptance of our products;

●	the timing and success of new products and feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations;

●	general economic, industry and market conditions;

●	the hiring, training and retention of key employees, including our ability to develop a sales team;

●	litigation or other claims against us;

●	our ability to obtain additional financing;

●	our ability to maintain the minimum requirements for continued listing on the Nasdaq Capital Market;

●	business interruptions caused by events such as pandemics and natural disasters; and

●	advances and trends in new technologies and industry standards.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. Such internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified three material weaknesses in our internal control over financial reporting at December 31, 2024: (1) ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and did not maintain the other components of the COSO framework, including appropriate risk assessment, control activities, information and communication, and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning; (2) effective information technology (IT) general controls for certain information systems supporting its key financial reporting processes. Specifically, the Company did not design and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production and (d) operations controls to ensure appropriate interfacing between systems; (3) ineffective process-level controls which affects substantially all financial statement account balances and disclosures within the Company.

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

If we issue additional equity securities, our existing stockholders’ percentage ownership will be reduced, and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences, and privileges senior to those of our common stock. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock in connection with a financing, acquisition, our equity incentive plan, upon exercise of outstanding warrants or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Our stock price has fluctuated widely and is likely to continue to be volatile.

The market price for our common stock varied between a high of $12.45 and a low of $3.01 in the twelve-month period ended December 31, 2024, as adjusted for the 1-for-15 reverse stock split effected October 29, 2024. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this “Item 1A. Risk Factors” section and other, unknown factors. Among numerous other factors, our stock price also may be affected by:

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

Any of these factors may result in large and sudden changes in the volume and trading price of our common stock. The stock market, generally, has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

The daily trading volume of our common stock has historically been relatively low. If we are unable to develop and maintain a liquid market for our common stock, our shareholders may not be able to sell common stock at prices they consider to be fair or at times that are convenient, or at all. This situation may be attributable to a number of factors, including but not limited to the fact that we are an early-stage company that is relatively unknown to stock analysts, stockbrokers, institutional investors, and others in the investor community. In addition, investors may be risk averse to investments in early-stage companies. The low trading volume is outside of our control and may not increase or, if it increases, may not be maintained. In addition, following periods of volatility in the market price of a company’s securities, litigation has often been brought against that company, and we may become the target of litigation as a result of price volatility. Litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

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

On October 29, 2024, the Company completed a 1-for-15 reverse stock split of its issued and outstanding common stock. On November 12, 2024, the Company was notified by Nasdaq that it had regained compliance with the Minimum Bid Price Requirement. Even though the Company is now in compliance with continued listing requirements of Nasdaq, any future failure of the Company to satisfy such requirements could result in Nasdaq taking steps to delist the Company’s common stock. Such a delisting would likely have a negative effect on the price of the Company’s common stock and would impair shareholders’ ability to sell or purchase the Company’s common stock. In the event of a delisting, the Company would take actions to restore its compliance with Nasdaq’s listing requirements, but the Company can provide no assurance that any such action taken by the Company would allow its common stock to become listed again, stabilize the market price or improve the liquidity of the Company’s common stock, prevent the Company’s common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. On January 17, 2025, Nasdaq announced the effectiveness of new listing rules that will complicate regaining compliance with the Bid Price Requirement by removing the stay period during an appeal of a delisting determination to a hearings panel and reducing the availability of further compliance periods for issuers that implement multiple reverse stock splits.

Any perception that we may not regain compliance for future noncompliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders.

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

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who beneficially own approximately 13.1% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Peter Appel, Leabman Holdings LLC and Emily Fairbairn beneficially own approximately 9.9%, 7.2% and 5.8%, respectively, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management, in each case, which other stockholders might find favorable, and will make the approval of certain transactions difficult or impossible without the support of these significant stockholders.

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

We will remain an “emerging growth company” through December 31, 2026, although we will lose that status sooner if our annual revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30. If we remain an emerging growth company through December 31, 2026, we will have to consider any consequences that might apply from the change in status when we prepare the financial statements and related disclosures as of and for the year ended December 31, 2026.

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

Cybersecurity Governance and Oversight

Our board of directors oversees our cybersecurity risk management as part of its general oversight function. We maintain security controls that are continuously reviewed to protect against emerging cyber threats. At the Company level, we employ third party consultants to lead our efforts developing, implementing and maintaining these security controls and monitoring and minimizing the risks related to cybersecurity threats. These consultants regularly report to senior management, who is responsible for keeping our board of directors apprised of all material developments. Our Vice President of Engineering is primarily responsible for the cybersecurity controls and risk mitigation with respect to the products and services we offer our customers and those in development, including satisfying the rigorous requirements needed to achieve FDA clearance when applicable. Our Vice President of Engineering reports directly to our CEO and provides senior management with periodic updates regarding cybersecurity matters concerning our products and services.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

●	Implement third party cybersecurity testing (including penetration testing) of any new product feature developed prior to release;

●	Maintain firewall and virus protection software; and

●	Maintain a cybersecurity insurance policy.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to designated employees depending on the circumstances, including in some cases to our executive team. The board of directors receives periodic reports from management concerning our cybersecurity risk management program.

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

As of April 7, 2025, there were 305 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

August 2024 Warrants

On August 14, 2024, in connection with a strategic advisory agreement, the Company issued warrants to purchase 22,097 shares of the Company’s common stock (the “August 2024 Warrants”). The August 2024 Warrants have a five-year term and an exercise price of $6.11 per share. The August 2024 Warrants may be exercised at any time prior to the expiration date of August 14, 2029. Each outstanding August 2024 Warrant not exercised on or before the expiration date will become void. The August 2024 Warrants can be exercised on a cashless basis at the option of the holder. The August 2024 Warrants were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

September 2024 Restricted Share Issuance

On September 11, 2024, in connection with a Brand Ambassador Agreement, the Company issued 1,667 shares of restricted stock to an individual as compensation in connection with the promotion of the Company’s Evie Ring. The restricted shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

We launched the Evie Ring as a general wellness device without any FDA premarket clearances. All revenues from the sale of the Evie Ring were generated in the United States.

Separately, in November 2024, we received FDA 510(k) clearance for the pulse oximetry feature in our EvieMED Ring, making it a medical device. The clearance enables us to pursue health solutions needed for applications such as clinical trials, post-clinical trial management, and remote patient spot check monitoring for both healthcare providers and payors. We believe EvieMED is one of the first patient wearables with FDA clearance on the entire system, both hardware and software, differing from our competition which sometimes gets FDA clearance on an individual algorithm under “Software as a Medical Device” guidance. The FDA clearance of these metrics, including pulse rate and SpO2, will be sold via prescription under the brand name EvieMED, and will help to ensure clinical-level confidence in EvieMED’s monitoring capabilities and make the device attractive to clinicians and to facilities engaged in clinical trials for at-home and/or long-term patient monitoring. This unique competitive advantage is not only a key pillar in building brand trust and loyalty but will also redefine the expectations of wearable devices.

In addition to the Evie Ring and EvieMED Ring, we are developing one of the smallest patented and proprietary SoC designed specifically for blood pressure or CGM systems. We built the integrated sensor from the ground up with multiple antennas and a variety of frequencies to achieve an unprecedented level of precision in health monitoring. We are currently conducting clinical trials with the SoC and developing algorithms that, if successful, will enable us to develop wearables that can monitor glucose non-invasively and blood pressure without a cuff. Our end goal is to bring a Class II FDA-cleared device to the market that includes CGM and cuffless blood pressure monitoring capabilities. Over time, our technology could also enable the measurement and continuous monitoring of other health data.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company.

Financial Operations Overview

We are a technology company that was formed in January 2018. We have a limited operating history and have generated only limited revenue to-date. We have largely focused our efforts and resources towards research and development activities relating to our development of the Evie Ring, EvieMED Ring and the SoC, the commercial launch of the Evie Ring and the FDA 510(k) clearance for the pulse oximeter feature of the EvieMED Ring. To date, we have funded our operations primarily from the sale of our equity securities.

We have incurred net losses in each year since inception. Our losses were $23.7 million and $29.3 million for the years ended December 31, 2024 and 2023, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations.

As of December 31, 2024, we had $7.9 million in available cash and cash equivalents.

Reverse Stock Split

On October 29, 2024, we completed a 1-for-15 reverse stock split of our issued and outstanding common stock. As a result of the reverse stock split, each share of common stock issued and outstanding immediately prior to October 29, 2024 was automatically reclassified and converted into one-fifteenth (1/15th) of a share of common stock. The reverse stock split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in our equity, except to the extent that the reverse stock split resulted in a stockholder of record owning a fractional share. Stockholders of record who were otherwise entitled to receive a fractional share, instead automatically had their fractional shares rounded up to the next whole share. No cash was issued for fractional shares as part of the reverse stock split.

The reverse stock split did not change the par value of the common stock or the authorized number of shares of common stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying our equity plans and grants thereunder, pursuant to the terms thereof. The amount of undistributed shares of Common Stock deemed to be covered by our effective registration statements on Forms S-3 and S-8 were proportionately reduced as of the effective time of the reverse stock split at the Reverse Stock Split Ratio. Additionally, proportionate adjustments were made to the exercise prices and the number of shares underlying all outstanding warrants, as required by the terms of these securities.

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the reverse stock split.

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

Common Stock Warrants

During the normal course of business, from time to time, we issue warrants to purchase common stock as part of a debt or equity financing or to vendors as consideration to perform services. We assess each warrant to determine if it meets the characteristics of a liability or a derivative, and if the warrant does meet the characteristics of a liability or a derivative, we classify the warrant as a liability measured at fair value. The derivative liabilities are remeasured at each period end, on a recurring basis, to the estimated fair value with the changes in fair value reflected as current period income or loss until the warrant is exercised, extinguished, or expires. If the warrant does not meet the characteristics of a liability or a derivative, we classify the warrant as equity and record the warrant at its fair value on the date of issuance. The fair value of our warrants is estimated using appropriate pricing models based on the nature and characteristics of the underlying warrants and such models contain estimates and assumptions that require careful consideration and judgment. To date, we have not experienced changes in these estimates and have not had to modify our assumptions.

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

Results of Operations

Years Ended December 31, 2024 and 2023

Our consolidated statements of operations for the years ended December 31, 2024 and 2023 as discussed herein are presented below.

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)

Revenue	$1,013	$—	$1,013	n/a

OPERATING EXPENSES:
Cost of revenue	3,007	—	3,007	n/a
Research and development	11,195	16,893	(5,698)	-34%
Sales, general and administrative	11,033	12,797	(1,764)	-14%
Total operating expenses	25,235	29,690	(4,455)	-15%

Loss from operations	(24,222)	(29,690)	5,468	18%

Other income (expense), net:
Interest and other income, net	495	407	88	22%
Other income (expense), net	495	407	88	22%

Net loss	$(23,727)	$(29,283)	$5,556	19%

Revenue

Revenue totaled $1.0 million and $0 for the years ended December 31, 2024 and 2023, respectively. This increase of $1.0 million was due to recognition of revenue upon the transfer of control of the Evie Ring Elements, which began in the first quarter of 2024.

Cost of revenue

Cost of revenue totaled $3.0 million and $0 for the years ended December 31, 2024 and 2023, respectively. This increase of $3.0 million was due to the costs of $2.1 million related to the transfer of control of the various Evie Ring Elements, $0.2 million for order processing, shipping and fulfillment costs, and $0.7 million for inventory that was designated as scrap materials.

Research and Development

Research and development expenses totaled $11.2 million and $16.9 million for the years ended December 31, 2024 and 2023, respectively. This decrease of $5.7 million was due primarily to lower research and laboratory expenses and other professional fees, partially offset by an increase in employee compensation. Research and development expenses for the year ended December 31, 2024 included expenses related to employee compensation of $5.8 million, other professional fees of $3.3 million, tools and equipment expenses of $1.4 million, rent of $0.1 million, depreciation and amortization of $0.1 million, and other expenses of $0.5 million. Research and development expenses for the year ended December 31, 2023 included expenses related to employee compensation of $5.6 million, other professional fees of $5.7 million, tools and equipment expenses of $4.4 million, rent of $0.2 million, depreciation and amortization of $0.1 million, and other expenses of $0.9 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $11.0 million and $12.8 million for the years ended December 31, 2024 and 2023, respectively. This decrease of $1.8 million was due primarily to lower headcount with respect to sales, general and administrative employees and decreased marketing costs. Sales, general and administrative expenses for the year ended December 31, 2024 included expenses related to marketing and other expenses of $2.1 million, employee and board of director compensation of $5.7 million, professional and consulting fees of $3.1 million, and rent of $0.1 million. Sales, general and administrative expenses for the year ended December 31, 2023 included expenses related to marketing and other expenses of $4.2 million, employee and board of director compensation of $5.9 million, professional and consulting fees of $2.6 million, and rent of $0.1 million.

Loss from Operations

Loss from operations was $24.2 million for the year ended December 31, 2024, as compared to $29.7 million for the year ended December 31, 2023.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2024 was a net other income of $0.5 million as compared to a net other income of $0.4 million for the year ended December 31, 2023. The increase of $0.1 million was primarily due to higher average cash holdings during the year.

Net Loss

As a result of the foregoing, net loss was $23.7 million for the year ended December 31, 2024, as compared to $29.3 million for the year ended December 31, 2023.

Liquidity and Capital Resources

At December 31, 2024, we had cash and cash equivalents of $7.9 million. During the year ended December 31, 2024, we used $22.5 million of cash in our operating activities. Our cash and cash equivalents are not expected to be sufficient to fund our operations beyond the second quarter of 2025. We will require additional investment capital or other funding during the second quarter of fiscal 2025 to support our current business and growth plan.  We are currently exploring various possible financing options that may be available to us, which may include a sale of our securities and/or strategic partnership transactions.  We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed funds, our financial condition and results of operations may be materially adversely affected, and we may not be able to continue operations.

In August 2022, we entered into an at-the-market issuance (“ATM”) agreement to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program. During the years ended December 31, 2024 and 2023, the Company sold an aggregate of 305,841 and 168,783 shares of common stock, respectively, through the ATM program for proceeds of approximately $1.7 million and $3.2 million, net of commissions and other costs of issuance, respectively. Approximately $42.5 million remains available on the ATM equity offering program at December 31, 2024.

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

We expect to continue to incur significant expenses and operating losses for at least the next several years.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023

Net cash used in operating activities	$(22,533)	$(26,177)
Net cash used in investing activities	(8)	(64)
Net cash provided by financing activities	24,325	21,600
Net increase/(decrease) in cash and cash equivalents	$1,784	$(4,641)

Operating Activities

During the year ended December 31, 2024, we used cash of $22.5 million in operating activities, as compared to $26.2 million used in operating activities during the year ended December 31, 2023.

The $22.5 million used in operating activities during the year ended December 31, 2024 was primarily attributable to our net loss of $23.7 million. The net loss was offset by changes in our operating assets and liabilities totaling $2.5 million, and by non-cash items, including stock-based compensation of $3.2 million, non-cash lease expense of $0.2 million, depreciation and amortization of $0.2 million, and non-cash compensation related to common stock warrants issued to strategic advisory group of $0.1 million.

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

Investing Activities

During the year ended December 31, 2024 we used cash of $8,000 in investing activities, consisting of purchases of property and equipment.

During the year ended December 31, 2023 we used cash of $64,000 in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2024, we were provided cash of $24.3 million which included net proceeds of $22.6 million from the issuance of common stock, pre-funded warrants and common stock warrants, and net proceeds of $1.7 million for the issuance of common stock through the ATM activity.

During the year ended December 31, 2023, we were provided cash of $21.6 million which included net proceeds of $6.7 million, $8.1 million and $3.6 million from the issuance of equity securities in public offerings in February 2023, June 2023 and November 2023, respectively, and net proceeds of $3.2 million from the issuance of common stock through the ATM equity offering program.

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce the scope of, or terminate one or more of our clinical studies, research and development programs, our future commercialization efforts, or our entire operations.

Our future funding requirements will depend on many factors, including the following:

●	the success of our commercialization of the Evie Ring;

●	the scope, rate of progress, results and cost of our product development and clinical testing;

●	the cost of manufacturing our products in development and any products that we may develop in the future;

●	the number and characteristics of the potential products that we pursue;

●	the cost, timing, and outcomes of regulatory approvals; and

●	the potential that our common stock will be delisted by Nasdaq in the event we fail to maintain compliance with the minimum standards for continued listing on Nasdaq.

We expect to satisfy future cash needs through existing capital balances, through some combination of public or private equity offerings, debt financings, licensing arrangements, and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Business.”

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of operating leases and financing leases. See Note 10 to the consolidated financial statements for amounts outstanding for operating leases and financing leases on December 31, 2024.

Off-Balance Sheet Transactions

At December 31, 2024, We did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

We did not have any non-cancelable contractual commitments as of December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Movano Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Movano Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 9, 2025

We have served as the Company’s auditor since 2019.

Movano Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$7,902	$6,118
Payroll tax credit, current portion	52	450
Vendor deposits	28	399
Inventory	2,046	1,114
Prepaid expenses and other current assets	362	442
Total current assets	10,390	8,523
Property and equipment, net	213	342
Payroll tax credit, noncurrent portion	—	169
Other assets	717	387
Total assets	$11,320	$9,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,016	$3,118
Deferred revenue	36	1,252
Other current liabilities	1,393	1,529
Total current liabilities	3,445	5,899
Noncurrent liabilities:
Early exercised stock option liability	—	23
Other noncurrent liabilities	520	50
Total noncurrent liabilities	520	73
Total liabilities	3,965	5,972

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 500,000,000 and 150,000,000 shares authorized at December 31, 2024 and 2023, respectively; 6,840,291 and 3,723,218 shares issued and outstanding at December 31, 2024 and 2023, respectively	10	6
Additional paid-in capital	155,452	127,823
Accumulated deficit	(148,107)	(124,380)
Total stockholders’ equity	7,355	3,449
Total liabilities and stockholders’ equity	$11,320	$9,421

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

Revenue	$1,013	$—

OPERATING EXPENSES:
Cost of revenue	3,007	—
Research and development	11,195	16,893
Sales, general and administrative	11,033	12,797
Total operating expenses	25,235	29,690

Loss from operations	(24,222)	(29,690)

Other income (expense), net:
Interest and other income, net	495	407
Other income (expense), net	495	407

Net loss and total comprehensive loss	$(23,727)	$(29,283)

Net loss per share, basic and diluted	$(3.94)	$(9.51)

Weighted average shares used in computing net loss per share, basic and diluted	6,023,334	3,079,694

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	2,243,964	$3	$103,009	$(95,097)	$7,915
Stock-based compensation	—	—	2,980	—	2,980
Issuance of common stock upon February 2023 public offering, net of issuance costs	356,040	1	5,179	—	5,180
Issuance of warrants upon February 2023 public offering	—	—	1,473	—	1,473
Issuance of common stock upon June 2023 public offering, net of issuance costs	613,334	1	8,065	—	8,066
Issuance of common stock upon November 2023 public offering, net of issuance costs	324,707	1	3,568	—	3,569
Issuance of common stock	168,783	—	3,203	—	3,203
Issuance of common stock upon exercise of options	16,390	—	109	—	109
Issuance of common stock warrant	—	—	124	—	124
Vesting of early exercised stock options	—	—	113	—	113
Net loss	—	—	—	(29,283)	(29,283)
Balance at December 31, 2023	3,723,218	$6	$127,823	$(124,380)	$3,449
Stock-based compensation	—	—	3,225	—	3,225
Issuance of common stock in April 2024 sale	2,806,898	4	12,890	—	12,894
Issuance of pre-funded warrants in April 2024 sale	—	—	980	—	980
Issuance of common stock warrants in April 2024 sale	—	—	8,756	—	8,756
Issuance of common stock warrants	—	—	60	—	60
Issuance of common stock	307,508	—	1,680	—	1,680
Issuance of common stock upon exercise of options	2,667	—	15	—	15
Vesting of early exercised stock options	—	—	23	—	23
Net loss	—	—	—	(23,727)	(23,727)
Balance at December 31, 2024	6,840,291	$10	$155,452	$(148,107)	$7,355

See accompanying notes to consolidated financial statements.

Movano Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,727)	$(29,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	158
Stock-based compensation	3,225	2,980
Noncash lease expense	246	224
Non-cash compensation related to common stock warrants issued to strategic advisory group	60	—
Loss on disposal of property and equipment	2	13
Changes in operating assets and liabilities:
Payroll tax credit	567	427
Inventory	(932)	(1,114)
Prepaid expenses, vendor deposits and other current assets	451	(209)
Other assets	(14)	(41)
Accounts payable	(1,096)	2,555
Deferred revenue	(1,216)	1,252
Other current and noncurrent liabilities	(265)	(3,139)
Net cash used in operating activities	(22,533)	(26,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8)	(64)
Net cash used in investing activities	(8)	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants upon February 2023 public offering, net of issuance costs	—	6,653
Issuance of common stock upon June 2023 public offering, net of issuance costs	—	8,066
Issuance of common stock upon November 2023 public offering, net of issuance costs	—	3,569
Issuance of common stock, pre-funded warrants and common stock warrants in April 2024 sale, net of issuance costs	22,630	—
Issuance of common stock, net of issuance costs	1,680	3,203
Issuance of common stock upon exercise of stock options	15	109
Net cash provided by financing activities	24,325	21,600

Net increase/(decrease) in cash and cash equivalents	1,784	(4,641)
Cash and cash equivalents at beginning of period	6,118	10,759
Cash and cash equivalents at end of period	$7,902	$6,118

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$23	$113
Warrants issued upon February 2023 public offering	$—	$1,473
Issuance of common stock warrant	$—	$124
Issuance of common stock warrants in April 2024 sale	$8,756	$—
Right of use asset recorded for operating lease liability	$544	$—
Right of use asset recorded for equipment finance lease	$—	$50

See accompanying notes to consolidated financial statements.

Movano Inc.

Notes to Consolidated Financial Statements

Note 1 – Business Organization, Nature of Operations

Movano Inc., dba Movano Health (the “Company”, “Movano”, “Movano Health”, “we”, “us” or “our”), was incorporated in Delaware on January 30, 2018 as Maestro Sensors Inc. and changed its name to Movano Inc. on August 3, 2018. The Company is a technology company and is developing a platform to deliver purpose-driven healthcare solutions to bring medical-grade, high-quality data to the forefront of consumer health devices.

The Company’s solutions provide vital health information, including heart rate, heart rate variability (“HRV”), sleep, respiration rate, temperature, SpO2, steps, and calories as well as glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve their quality of life.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the years ended December 31, 2024 and 2023, respectively.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through December 31, 2024, the Company has relied primarily on the proceeds from equity offerings to finance its operations. Through December 31, 2024, the Company has received gross proceeds of approximately $7.5 million from an at-the-market issuance program, and an aggregate offering price amount of approximately $42.5 million remains available to be issued. (See Note 7.) The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $148.1 million as of December 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Reverse Stock Split

On October 29, 2024, the Company completed a 1-for-15 reverse stock split of its issued and outstanding common stock. As a result of the reverse stock split, each share of common stock issued and outstanding immediately prior to October 29, 2024 was automatically reclassified and converted into one-fifteenth (1/15th, “Reverse Stock Split Ratio”) of a share of common stock. The reverse stock split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the reverse stock split resulted in a stockholder of record owning a fractional share. Stockholders of record who were otherwise entitled to receive a fractional share, instead automatically had their fractional shares rounded up to the next whole share. No cash was issued for fractional shares as part of the reverse stock split.

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

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the reverse stock split.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as a single operating and reportable segment. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, allocates resources and assesses performance based upon consolidated financial information, which includes net loss and comprehensive loss as the reported measure of segment profit or loss. The CODM reviews and utilizes functional expenses (cost of revenue, research and development, and sales, general and administrative) at the consolidated level to manage the Company’s operations. The other segment item included in net loss and comprehensive loss is interest and other income, net which is reflected in the consolidated statements of operations and comprehensive loss. Revenues from the sale of the Evie Ring have only been generated in the United States. No asset information has been provided for the segment as the CODM does not regularly review asset information.

Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash primarily in money market funds, commercial paper and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, the Company did not hold any short-term investments.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts and institutional money market funds. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of December 31, 2024 at one financial institution that totaled approximately $0.5 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

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

Software Development Costs

Costs related to software development are included in research and development expense until the point that technological feasibility is reached, which, for the Company’s product, will be shortly before the product is released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the product. During the years ended December 31, 2024 and 2023, no development costs were capitalized.

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

The Company generates revenue from the sale of Evie Rings, portable chargers and charging cables, ring sizers, and mobile applications. As part of the purchase, customers also receive customer support and future unspecified software updates. These items are collectively referred to as the Evie Ring Elements, each of which is distinct and a separate performance obligation.

During the year ended December 31, 2023 the Company began taking pre-orders for the Evie Ring Elements but did not deliver any Evie Rings as of December 31, 2023. During the year ended December 31, 2024 the Company transferred the control of the Evie Ring Elements to the customers. The Company recognizes revenue when control is transferred to the customer in an amount that reflects the net consideration to which the Company expects to be entitled.

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

The Company offers limited rights of return for a 60-day right of return, whereby customers may return the Evie Ring Elements.

The Company records revenue from the sales of the Evie Ring Elements upon transfer of control of the distinct Evie Ring Elements to the customer. The Company typically determines transfer of control for the Evie Ring Elements based on when the product is delivered, or when the customer has obtained the significant risks and reward of ownership. The future unspecified software updates and customer support that the Company offers are separate performance obligations, and revenue is recognized over time on a ratable basis.

The sales of the Evie Ring Elements include an assurance warranty.

Contract balances represent amounts presented in the consolidated balance sheets when the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. Customer payments are made up-front upon the purchase of products and services. The Company has no accounts receivable as of December 31, 2024, December 31, 2023, or December 31, 2022, respectively. There were no contract assets at December 31, 2024, 2023, or 2022, respectively.

The Company records a contract liability for deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. Deferred revenue at December 31, 2024, December 31, 2023, and December 31, 2022 was $36,000, $1.3 million and $0, respectively. During the years ended December 31, 2024 and 2023, deferred revenue of $1.3 million and $0, respectively, was recognized in revenue. However, returns during the years ended December 31, 2024 and 2023, offset the recognition of revenue, which resulted in $1.0 million and $0 of revenue during the years ended December 31, 2024 and 2023, respectively.

The Company offers limited rights of return for a 60-day right of return, whereby customers may return the Evie Ring Elements. The Company’s estimate of future returns requires significant judgement. The Company estimates reserves based on data specific to each reporting period and historical trends to date. The estimate is adjusted each period for actual returns received. The returns reserve is recorded as a reduction of revenue and recognized in other current liabilities. As of December 31, 2024, December 31, 2023, and December 31, 2022, the balance of product return provisions included in other current liabilities is $0.1 million, $0 and $0, respectively.

The Company collects sales taxes at the point of sale and remits the taxes to the proper state authorities. Sales tax is excluded from the measurement of the transaction price.

Shipping and handling costs are incurred as part of fulfillment activities with customers and are included as a component of cost of revenue.

Costs of Revenue

Costs of revenue consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, customer support, data hosting services and other costs, which are directly attributable to the production of the Company’s product. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of goods sold.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $0.3 million for the year ending December 31, 2024 and $1.4 million for the year ended December 31, 2023. These costs are included in “Sales, general and administrative expenses” in the accompanying consolidated statements of operations and comprehensive loss.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the years ended December 31, 2024 and 2023.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates annual and interim reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted this ASU on December 31, 2024, and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. For further discussion, refer to the Segment Information section in Note 2 “Summary of Significant Accounting Policies.”

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The pronouncement is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The pronouncement’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company will adopt this guidance on a prospective basis and is currently evaluating the impact of the pronouncement but does not expect any material impacts upon adoption.

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands).

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$7,158	$7,158	$—	$—
Total cash equivalents	$7,158	$7,158	$—	$—

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$4,393	$4,393	$—	$—
Total cash equivalents	$4,393	$4,393	$—	$—

Note 4 – CASH and CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents:
Cash	$744	$1,725
Money market funds	7,158	4,393
Total cash and cash equivalents	$7,902	$6,118

Note 5 – BALANCE SHEET COMPONENTS

Inventory, as of December 31, 2024 and 2023, consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$1,845	$1,114
Finished goods	201	—
Total inventory	$2,046	$1,114

Property and equipment, net, as of December 31, 2024 and 2023, consisted of the following (in thousands):

	December 31,
	2024	2023
Office equipment and furniture	$260	$266
Software	144	144
Test equipment	310	310
Total property and equipment	714	720
Less: accumulated depreciation	(501)	(378)
Total property and equipment, net	$213	$342

Total depreciation and amortization expense related to property and equipment for the years ended December 31, 2024 and 2023 was approximately $130,000 and $158,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$324	$299
Accrued research and development	235	461
Accrued vacation	307	246
Accrued severance payment	—	5
Lease liabilities, current portion	186	217
Other	341	301
	$1,393	$1,529

Note 7 – Common Stock

As of December 31, 2024 and 2023, the Company was authorized to issue 500,000,000 and 150,000,000 shares of common stock, respectively, with a par value of $0.0001 per share. As of December 31, 2024 and 2023, 6,840,291 and 3,723,218 shares were outstanding, respectively.

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

January and February 2023 Issuance of Common Stock

On February 6, 2023, the Company completed a $7.5 million underwritten public offering of 356,040 shares of its common stock and warrants to purchase up to 178,020 shares of common stock, including the full exercise of the underwriter’s overallotment option. The warrants were offered at the rate of one warrant for every two shares of purchased common stock and are exercisable at a price per share of $23.55 (See Note 8). The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock and accompanying warrant was $21.00. The Company used the relative fair value method to allocate the gross proceeds of approximately $7.5 million between the common stock and the warrants. The net proceeds from the offering were approximately $6.7 million after the deduction of underwriting discounts, commissions and other offering expenses that were approximately $0.8 million. The Company recorded the fair value of the warrants of $1.5 million as additional costs of issuance, thus reducing the net proceeds of $6.7 million to $5.2 million as presented in the accompanying consolidated statements of stockholders’ equity.

June 2023 Issuance of Common Stock

On June 15, 2023, the Company completed a $9.2 million underwritten public offering of 613,334 shares of its common stock, including the full exercise of the underwriter’s overallotment option. The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock was $15.00. The net proceeds from the offering were approximately $8.1 million after the deduction of underwriting discounts, commissions and other offering expenses that were approximately $1.1 million.

November 2023 Issuance of Common Stock

On November 17, 2023, the Company completed a $4.1 million underwritten public offering of 324,707 shares of its common stock, including the full exercise of the underwriter’s overallotment option. The public offering price per share, before the underwriters’ discount and commissions, for each share of common stock was $12.75. The net proceeds from the offering were approximately $3.6 million after the deduction of underwriting discounts, commissions and other offering expenses that were approximately $0.5 million.

April 2024 Issuance of Common Stock

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

In June 2024, the Company replaced B. Riley Securities with Jones Trading as the Sales Agent for the Issuance Agreement.

During the year ended December 31, 2024, the Company issued and sold an aggregate of 305,841 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $6.19 per share and received net proceeds of $1.7 million. During the year ended December 31, 2023, the Company issued and sold an aggregate of 168,783 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $19.65 per share and received net proceeds of $3.2 million. As of December 31, 2024, an aggregate offering price amount of approximately $42.5 million remains available to be issued and sold under the Issuance Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at December 31, 2024 is summarized as follows:

December 31,
2024
Warrants to purchase common stock	3,564,375
Stock options outstanding	721,399
Stock options available for future grants	834,941
Total	5,120,715

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

January and February 2023 Warrants

In connection with the sale of common stock during January and February 2023, the Company issued warrants to purchase shares of common stock to common stockholders and to the underwriter for 154,800 and 23,220 shares, respectively. The warrants are exercisable upon issuance at $23.55 per share and have a 5-year term.

Beginning with the one-year anniversary of the issuance dates, the Company may redeem the outstanding warrants in whole or in part at $3.75 per warrant at any time after the date on which (i) the closing price of the Company’s common stock has equaled or exceeded $73.05 for ten consecutive trading days and (ii) the daily trading volume of the Company’s common stock has exceeded 6,667 shares on each of ten trading days. A minimum of thirty days prior written notice of redemption is required.

August 2023 Warrants

In August 2023, the Company issued warrants to purchase 13,441 shares of common stock to a third-party professional services firm.

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

The following is a summary of the Company’s warrant activity for the years ended December 31, 2024 and 2023:

Warrant Issuance	Issuance	Weighted Average Exercise Price	Outstanding, December 31, 2023	Granted	Exercised	Canceled/ Expired	Outstanding, December 31, 2024	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$21.00	19,536	—	—	—	19,536	April 2025
Preferred B Placement Warrants	April 2019	$31.50	30,920	—	—	—	30,920	April 2025
Convertible Notes Placement Warrants	August 2020	$38.55	11,455	—	—	—	11,455	August 2025
Underwriter Warrants	March 2021	$90.00	63,798	—	—	—	63,798	March 2026
January 2023 warrants	January 2023	$23.55	154,800	—	—	—	154,800	January 2028
February 2023 warrants	February 2023	$23.55	23,220	—	—	—	23,220	February 2028
August 2023 warrants	August 2023	$18.60	13,441	—	—	—	13,441	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.02	—	209,936	—	—	209,936	None
April 2024 warrants	April 2024	$6.11	—	3,015,172	—	—	3,015,172	April 2029
August 2024 warrants	August 2024	$6.11	—	22,097	—	—	22,097	August 2029
			317,170	3,247,205	—	—	3,564,375

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2022	Granted	Exercised	Canceled/ Expired	Outstanding, December 31, 2023	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$21.00	19,536	—	—	—	19,536	April 2024
Preferred A Lead Investor Warrants	February 2021	$0.1875	3,500	—	—	(3,500)	—	March 2023
Preferred B Placement Warrants	April 2019	$31.50	30,920	—	—	—	30,920	April 2024
Convertible Notes Placement Warrants	August 2020	$38.55	11,455	—	—	—	11,455	August 2025
Underwriter Warrants	March 2021	$90.00	63,798	—	—	—	63,798	March 2026
January 2023 warrants	January 2023	$23.55	—	154,800	—	—	154,800	January 2028
February 2023 warrants	February 2023	$23.55	—	23,220	—	—	23,220	February 2028
August 2023 warrants	August 2023	$18.60	—	13,441	—	—	13,441	August 2028
			129,209	191,461	—	(3,500)	317,170

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

The major inputs were:

Issuance
Date

Dividend yield	—%
Expected volatility	60.83%
Risk-free interest rate	3.54%
Expected life	5.0 years
Valuation date common stock price	$20.85

The fair value of the January and February 2023 warrants at the issuance date is approximately $1.5 million.

August 2023 Warrants

The warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model. The amount of the fair value was insignificant.

April 2024 Warrants

The warrants were recorded on a relative fair value basis at the date of issuance using the Black-Scholes model, which was recorded as a debit to issuance costs and a credit to additional paid-in capital on the consolidated balance sheets. The warrants are not remeasured in future periods as the warrants meet the conditions for equity classification. The relative fair value of the April 2024 Pre-funded warrants was $1.0 million and the relative fair value of the April 2024 Warrants at the issuance date was $8.8 million.

The following assumptions were used to calculate the fair value of the pre-funded and common stock warrants at issuance date:

Expected term	5.0 years
Expected volatility	59.5%
Risk-free interest rate	4.4%
Expected dividends	0.0%

August 2024 Warrants

The warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance using the Black-Scholes option pricing model with the following assumptions to determine the fair value of the August 2024 Warrants as of August 14, 2024:

Expected term	5.0 years
Expected volatility	60.83%
Risk-free interest rate	3.67%
Expected dividends	0.0%

Note 9 – Stock-based Compensation

2019 Equity Incentive Plan

Effective as of November 18, 2019, the Company adopted the 2019 Omnibus Incentive Plan (“2019 Plan”) administered by the Board. The 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, and restricted stock awards, for the purchase of up to a total of 266,667 shares of the Company’s common stock to employees, directors, and consultants and replaces the previous plan. The Board or a committee of the Board has the authority to determine the amount, type, and terms of each award. The options granted under the 2019 Plan generally have a contractual term of ten years and a vesting term of four years with a one-year cliff. The exercise price for options granted under the 2019 Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board. The incentive stock options granted under the 2019 Plan to 10% or greater stockholders must have an exercise price at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board, and have a contractual term of ten years.

As of March 25, 2021, the 2019 Plan was amended and restated as a result of which the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan was increased from 400,000 to 493,333.

On April 15, 2022, the Board approved, subject to stockholder approval, an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan from 493,333 to 893,333. On June 21, 2022, the stockholders approved this increase.

On May 15, 2024, the Board approved, subject to stockholder approval, an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan from 493,333 to 1,560,000. On July 9, 2024, the stockholders approved this increase.

As of December 31, 2024, the Company had 713,330 shares available for future grant under the 2019 Plan.

2021 Employment Inducement Plan

On September 15, 2021 the Company’s Board adopted the Movano, Inc. 2021 Inducement Award Plan (the “Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s Board, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 133,333 shares of the Company’s common stock have been reserved for issuance under the Inducement Plan.

As of December 31, 2024, the Company had 121,611 shares available for future grant under the Inducement Plan.

Stock Options

Stock option activity for the years ended December 31, 2024 and 2023 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2022	461,326	$35.10	8.2 years	$2,034
Granted	107,358	$18.45
Exercised	(16,390)	$6.60
Cancelled	(55,733)	$39.90
Outstanding at December 31, 2023	496,561	$31.95	7.1 years	$726
Granted	291,948	$7.04
Exercised	(2,667)	$5.70
Cancelled	(64,443)	$32.93
Outstanding at December 31, 2024	721,399	$21.98	7.2 years	$11

Exercisable as of December 31, 2024	626,943	$21.34	7.0 years	-

Vested and expected to vest as of December 31, 2024	721,399	$21.98	7.2 years	$11

The weighted-average grant date fair value of options granted during the years ended December 31, 2024, and 2023 was $3.57 and $11.10 per share, respectively. During the years ended December 31, 2024 and 2023, 2,667 and 16,390 options were exercised for proceeds of $15,200 and $109,000, respectively. The fair value of the 357,787 and 133,914 options that vested during the years ended December 31, 2024 and 2023 was approximately $3.2 million and $3.1 million, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023

Dividend yield	—%	—%
Expected volatility	52.04%	61.55%
Risk-free interest rate	4.27%	3.77%
Expected life	4.96 years	5.98 years

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

The Company has recorded stock-based compensation expense for the years ended December 31, 2024 and 2023 related to the issuance of stock option awards to employees and nonemployees in the consolidated statement of operations and comprehensive loss as follows:

	Year Ended December 31,
	2024	2023
Cost of revenue	$41	$—
Research and development	1,107	940
Sales, general and administrative	2,077	2,040
	$3,225	$2,980

As of December 31, 2024, unamortized compensation expense related to unvested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of 1.6 years.

Note 10 – Commitments and Contingencies

Operating Leases

As of December 31, 2024, the Company has lease agreements for the Corporate headquarters and laboratory space.

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

The lease amendment was accounted for as a lease modification. The right-of-use asset and operating lease liability for the existing premises were remeasured at the modification date, which resulted in an increase of $0.5 million to both the right-of-use asset and operating lease liabilities.

Finance Lease

On November 22, 2023, the Company executed a lease agreement for equipment. The lease term is 36 months, and the monthly payment is approximately $1,700. The lease agreement has a bargain purchase option at the end of the lease term.

The balances of the lease related accounts as of December 31, 2024 and 2023 are as follows (in thousands):

	As of December 31,
Operating and Finance leases	2024	2023
Right-of-use assets	$600	$247
Operating lease liabilities - Short-term	$169	$203
Operating lease liabilities - Long-term	$502	$15
Finance lease liabilities - Short-term	$17	$14
Finance lease liabilities - Long-term	$18	$35

Right-of-use assets are included in other assets on the consolidated balance sheets. The short-term lease liabilities and the long-term lease liabilities are included in other current liabilities and other noncurrent liabilities, respectively, on the consolidated balance sheets.

The components of lease expense and supplemental cash flow information as of and for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023

Lease Cost:
Operating lease cost	$238	$261

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$268	$243
Weighted average remaining lease term - operating leases (in years)	3.00	0.90
Average discount rate - operating leases	10.00%	10.00%
Weighted average remaining lease term - financing leases (in years)	2.10	3.00
Average discount rate - financing leases	15.08%	15.08%

Future minimum lease payments are as follows as of December 31, 2024 (in thousands):

2025	$284
2026	290
2027	280
Total lease payments	854
Less: Interest	(147)
Total lease liabilities	$707

Litigation

From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management is not currently aware of any matters that may have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.

No amounts associated with such indemnifications have been recorded as of December 31, 2024.

Non-cancelable Obligations

One of the Company’s contract manufacturers purchased raw materials for the benefit of the Company of $0.2 million at December 31, 2024 for which title to such materials had not transferred to the Company. The Company did not have any other non-cancelable contractual commitments as of December 31, 2024.

Royalty Commitments

The Company is required to make certain usage-based royalty payments to a vendor. The royalty amount is calculated based on the number of Evie Rings shipped, as adjusted for returns and refunds to customers, and the number of specified algorithms developed by the vendor that are included on the Evie Rings. The maximum amount of the royalty commitment is approximately $6.1 million, and the amount of the research and development expenses paid to the vendor will reduce the total royalty commitment amount. Through December 31, 2024, the Company has paid research and development expenses of approximately $0.7 million to the vendor. The amount of the royalty calculation for the years ended December 31, 2024 and 2023 was not significant.

NOTE 11 – INCOME TAXES

For the years ended December 31, 2024 and 2023, no U.S. provision or benefit for income taxes was recorded, respectively, and an insignificant amount of Ireland provision for income taxes for the years ended December 31, 2024 and 2023, respectively, was offset by credits.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal rate as follows:

	Year Ended December 31,
	2024	2023

US federal provision (benefit)
At statutory rate	21%	21%
Valuation allowance	(19)%	(23)%
Changes in stock-based compensation	(2)%	(1)%
Other	0%	3%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023

Gross deferred tax assets:
Net operating loss carryforwards	$17,148	$13,396
Research and development credit carryforward	2,701	2,703
Capitalized research and development	7,117	5,964
Accrued bonus	59	41
Stock-based compensation	1,392	999
Lease liabilities	158	56
Other	25	12
Total gross deferred tax assets	28,600	23,171
Less valuation allowance	(28,477)	(23,101)
Total net deferred tax assets	123	70

Deferred tax liabilities:
Property and equipment	(19)	(18)
Right-of-use assets	(104)	(52)
Total deferred tax liabilities	(123)	(70)

Net deferred tax assets	$—	$—

During 2024 and 2023, the Company has maintained a valuation allowance against the net deferred tax assets due to the uncertainty surrounding the realization of those assets. The Company periodically evaluates the recoverability of the deferred tax assets and, when it is determined to be more-likely-than-not that the deferred tax assets are realizable, the valuation allowance is reduced. The valuation allowance increased by approximately $5.4 million and $7.1 million during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company has federal net operating loss carryforwards of approximately $82.7 million and $64.8 million, respectively, all of which do not expire. The net operating loss carryforwards may be available to offset future taxable income for income tax purposes.

As of December 31, 2024 and 2023, the Company has federal research and development (“R&D”) credit carryforwards of approximately $3.0 million and $2.4 million, respectively. The federal R&D credits begin to expire in 2039.

As of December 31, 2024 and 2023, the Company has California R&D credit carryforwards of approximately $1.8 million and $1.5 million, respectively. The California R&D credits do not expire.

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

Total gross unrecognized tax benefit liabilities as of December 31, 2024 and 2023 were approximately $2.1 million and $1.2 million, respectively, related to Federal and California R&D credits. As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits, which, if recognized would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision (benefit) in the statements of operations. The Company had no accrued interest and penalties related to unrecognized tax benefits as of December 31, 2024.

The following is a rollforward of the total gross unrecognized tax benefits for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023

Beginning Balance	$1,234	$811
Gross Increases - Tax Position in Prior Periods	423	—
Gross Increases - Tax Position in Current Period	421	423

Ending Balance	$2,078	$1,234

Note 12 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table computes the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2024 and 2023 is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(23,727)	$(29,283)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	6,023,334	3,079,694

Net loss per share, basic and diluted	$(3.94)	$(9.51)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023 because including them would have been antidilutive are as follows:

	Year Ended December 31,
	2024	2023
Shares subject to options to purchase common stock	721,399	496,561
Shares subject to warrants to purchase common stock	3,354,439	317,170
Total	4,075,838	813,731

For the year ended December 31, 2024, pre-funded warrants of 209,936 shares are not included in in the table above as those warrants are already included in the calculation of weighted average shares used in computing net loss per share, basic and diluted. Pre-funded warrants were not present at December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2024, our disclosure controls and procedures were ineffective.

As of December 31, 2024, we had material weaknesses in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The following entity-level material weaknesses have been identified: The Company has an ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and did not maintain the other components of the COSO framework, including appropriate risk assessment, control activities, information and communication, and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning.

The entity-level material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting as follows:

The Company did not design and maintain effective information technology (IT) general controls for certain information systems supporting its key financial reporting processes. Specifically, the Company did not design and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production and (d) operations controls to ensure appropriate interfacing between systems. As a result, IT application controls and business process controls (automated and manual) that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all financial statement account balances and disclosures within the Company.

The Company did not design and maintain effective process-level controls which affects substantially all financial statement account balances and disclosures within the Company.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2024: (1) ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and did not maintain the other components of the COSO framework, including appropriate risk assessment, control activities, information and communication, and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning; (2) ineffective information technology (IT) general controls for certain information systems supporting its key financial reporting processes. Specifically, the Company did not design and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production and (d) operations controls to ensure appropriate interfacing between systems; (3) ineffective process-level controls which affects substantially all financial statement account balances and disclosures within the Company.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fourth quarter of 2024, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Concerning Directors

Nominee’s or Director’s Name	Year First Became Director	Position with the Company
John Mastrototaro	2020	Chief Executive Officer and Director
Emily Wang Fairbairn	2018	Director and Chair of the Board
Rubén Caballero	2019	Director
Brian Cullinan	2020	Director
Michael Leabman	2018	Chief Technology Officer and Director
Shaheen Wirk	2024	Director

Set forth below is background information for each current director, as well as information regarding additional experience, qualifications, attributes or skills that led the Board to conclude that such director should serve on the Board.

John Mastrototaro, Ph.D., age 64, has served as a director of the Company since December 2020 and as President and CEO since April 2021. Mr. Mastrototaro has over 30 years of experience in the medical device industry, leading innovation and bringing new products to the market. Mr. Mastrototaro served as the Chief Operating Officer of Orthosensor, Inc. from 2017 to March 2021. Previously, Mr. Mastrototaro spent the majority of his career with Medtronic, PLC. and MiniMed, Inc., where he was instrumental in initiating and leading a series of firsts in the world of diabetes, including the ambulatory continuous glucose monitoring system, the sensor augmented insulin pump and the early generations of the artificial pancreas. Prior to joining Orthosensor, Mr. Mastrototaro was Medtronic’s first VP of Informatics from 2013 to 2017, a role in which he helped develop a corporate strategy for the use of data and analytics to improve healthcare delivery. During his tenure in Medtronic’s Diabetes division, Mr. Mastrototaro held a number of positions, including CTO, VP of R&D and Business Development and Global VP of Clinical Research and Health Affairs. Mr. Mastrototaro started his career with Eli Lilly. He holds a B.A. in Mathematics and Physics from Holy Cross College and M.S. and Ph.D. in Biomedical Engineering from Duke University. Mr. Mastrototaro has authored over 50 peer reviewed manuscripts and holds over 60 US patents. We believe Mr. Mastrototaro is qualified to serve on our board of directors based on his background, experience, qualifications, attributes and skills, and that his significant knowledge of, and breadth of experience in, the medical device industry in general and diabetes monitoring and care in particular provides valuable insight to our board.

Emily Wang Fairbairn, age 63, has served as a director of the Company and Chair of the Board since March 2018. Ms. Fairbairn was co-founder and CEO of multi-billion-dollar hedge fund, Ascend Capital, from 1999 to 2018. The firm established a long/short equity hedge fund business focused on managing assets for institutional clients such as pensions, endowments and public companies. From 1987 to 1997, Ms. Fairbairn built a successful practice managing equity portfolios for high net worth clients for Merrill Lynch. From 1985 to 1987 Ms. Fairbairn worked as a process engineer and supervisor for Pepsi’s Frito-Lay brand. Ms. Fairbairn is an active philanthropist with a history of supporting education, athletics, and medical research. Since July 2021, Ms. Fairbairn has served as a member of the board of directors of IN8bio, Inc. (Nasdaq: INAB). Ms. Fairbairn not only serves on the funding board of MIT Sandbox Innovation Fund to actively mentor entrepreneurs, but also serves as a board member and mentor to young enterprises for CodeLogic, Inc. and Acelab Inc. Ms. Fairbairn received her Bachelor of Science in chemical engineering from California State Polytechnic University Pomona. We believe Ms. Fairbairn is qualified to serve on our board of directors based on her background, experience, qualifications, attributes and skills, including her background in investment and finance matters, and extensive executive leadership and management experience.

Rubén Caballero, age 56, has served as a director of the Company since November 2019. Since June 2024, Mr. Caballero has served as Chief Engineer and Strategy Officer at Humane Inc.] From April 2020 until June 2024, Mr. Caballero served as Microsoft’s Corporate Vice President of Devices & Technology Engineering for the Mixed Reality Division, where he oversaw Mixed Reality, AI and other special projects. Mr. Caballero served as a Vice President of Engineering at Apple from 2005 until April 2019, where he was one of the founding leaders of the iPhone hardware design team and later expanded his role to include iPad, Apple Watch, Macintosh, and other hardware products. Mr. Caballero’s senior role at Apple provided him with the opportunity to build and scale global teams, including the Wireless Design and Technology team for all the products/ecosystems at Apple, including the iPhone, iPad, Macs, AirPods, HomePod, and accessories. Before Apple, Mr. Caballero worked at two start-ups, where he led efforts for designing innovative products and core technology for wireless networked audio components and devices. Since August 2019, Mr. Caballero has served as a member of the board of directors of Resonant Inc. (Nasdaq: RESN), a company that is working to transform the way radio frequency, or RF, front-ends are being designed and delivered for mobile handset and wireless devices. Mr. Caballero received a Bachelor’s degree in Electrical Engineering from École Polytechnique de Montréal, a Master in Electrical Engineering from New Mexico State University and an Honorary Doctorate from École Polytechnique de Montréal. We believe Mr. Caballero is qualified to serve on our board of directors based on his extensive experience in the technology industry, and his technical expertise gained from working with wireless technologies and commercializing products for one of the world’s largest technology companies.

Brian Cullinan, age 65, has served as a director of the Company since August 2020. Mr. Cullinan was a partner at PricewaterhouseCoopers LLP (“PwC”) from July 1997 through June 2020. While at PwC, Mr. Cullinan served as a Senior Relationship and Global Engagement Partner with responsibility for numerous PwC Fortune 500 clients. In addition, he served on PwC’s U.S. Board of Partners & Principals from 2010 to 2018, including two terms as Lead Director from 2012 to 2016. Mr. Cullinan simultaneously served as a member of PwC’s Global Board from 2013 to 2017 and as Managing Partner – Southwest Region from 2011 to 2017. Mr. Cullinan has served in numerous other leadership roles during his career at PwC, including West Region Assurance Leader from 2009 to 2012 and U.S. Entertainment, Media & Communications Assurance Leader from 2007 to 2009. He received a Bachelor of Arts from Cornell University and a Master of Science in Financial Accounting from Northeastern University. We believe Mr. Cullinan is qualified to serve on our board of directors based on his extensive knowledge of, and experience in, the application of accounting principles and the financial reporting process, as well as his extensive executive leadership and management experience.

Michael Leabman, age 52, founded the Company and has served as a member of its board of directors since January 2018, and as Chief Technology Officer since April 1st, 2021. As a serial entrepreneur with a passion for envisioning, inventing and executing, Mr. Leabman has previously founded four other companies in the wireless space and has more than 200 patents issued in smart antenna array for telecom/power. Most recently, Mr. Leabman founded Energous Corporation (Nasdaq: WATT), a wireless charging company, in October 2012, and served as a member of its board of directors from October 2012 until May 2018, and its Chief Technology Officer from October 2013 until January 2018. Prior to Energous, Mr. Leabman founded and served as President of TruePath Wireless, a service provider and equipment provider in the broadband communications industry and founded and served as CTO for DataRunway Inc., a wireless communication company providing broadband internet to airlines. Mr. Leabman received both his Bachelor of Science degree and Master of Engineering degree in electrical engineering from the Massachusetts Institute of Technology. We believe Mr. Leabman is qualified to serve as a member of our board of directors based on his background, experience, qualifications, attributes and skills, including founding our Company and his executive leadership and technical experience in the wireless and broadband communications industry.

Dr. Shaheen Wirk, age 48, is a leader in healthcare dedicated investment with a track record of success in medicine, partnerships, and research. With over 20 years of investment experience in public and private life science companies, Dr. Wirk is the founder and Chief Investment Officer of Palkon Capital Management, a healthcare dedicated investment firm launched in partnership with Julian Robertson and Tiger Management. Formerly, Dr. Wirk was a senior analyst at Bridger Capital. He is the founder of the advisory firm Blue Cotinga and was an early employee at MercuryMD, which was successfully acquired by the Thomson Corp. He currently serves on several boards and associations including Tvardi Therapeutics and the Duke University School of Medicine’s Medical Alumni Council, the leadership group for the Medical Alumni Association. Dr. Wirk completed research training programs in oncology and trauma surgery at the University of Texas MD Anderson Cancer Center, Rabin Medical Center through the National Institutes of Health Fogarty International Center, and Duke University Medical Center. Dr. Wirk earned his M.D., M.B.A., and B.S. degrees from Duke University. We believe Dr. Wirk is qualified to serve on our board of directors based on his extensive experience with healthcare investment and his hands-on experience gained through medical research training programs.

Information Concerning Executive Officers

Set forth below is background information relating to our executive officers:

Name	Age	Position
John Mastrototaro	64	Chief Executive Officer and Director
Michael Leabman	52	Founder, Chief Technology Officer and Director
Jeremy (“J.”) Cogan	56	Chief Financial Officer

John Mastrototaro is discussed above under Information Concerning Directors and Nominees for Director.

Michael Leabman is discussed above under Information Concerning Directors and Nominees for Director.

J. Cogan has served as the Company’s Chief Financial Officer since May 2019. Mr. Cogan brings 30 years of financial experience to the Company. From July 2007 to December 2018, Mr. Cogan managed the Leisure & Media portfolio at Ascend Capital, a multi-billion-dollar, long/short equity hedge fund, based in the San Francisco Bay Area. At Ascend, he was also a member of the firm’s Executive Committee. From January 1995 to May 2007, Mr. Cogan was a member of the equity research team at Banc of America Securities LLC (and its predecessors). For the majority of his tenure at Banc of America Securities, Mr. Cogan was a Principal and Senior Equity Research Analyst, responsible for the Gaming and Lodging sectors. Mr. Cogan received a Bachelor of Arts degree in Communications from the University of Pennsylvania.

Family Relationships and Certain Legal Proceedings

There are no family relationships between any of our directors or executive officers. There are no legal proceedings related to any of the directors or executive officers that must be disclosed pursuant to Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of the copies of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2024 except for (a) one late Form 4 filed by Emily Wang Fairbairn to report the grant of option awards and (b) one late Form 4 filed by Ruben Caballero to report participation in an April 2024 PIPE offering, each of which report was inadvertently filed late due to administrative error.

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

Audit Committee

Our Board has a standing audit committee (the “Audit Committee”), which retains the authority to engage its own advisors and consultants. The Audit Committee consists of Mr. Caballero, Mr. Cullinan and Mr. Wirk. The Board has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. The Board has elected Mr. Cullinan as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC.

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

Insider Trading, Anti-Hedging and Pledging Policies

We have adopted an Insider Trading Policy containing policies and procedures governing the purchase, sale and/or other dispositions of our securities by our directors, officers, and employees, as well as by the Company itself. Such policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. Our Insider Trading Policy has been filed as required by the rules and regulations of the SEC.

Pursuant to the Company’s Insider Trading Policy, directors, officers, employees and and/or consultants of the Company and its affiliates, as well as any immediate family members sharing the household of any of the foregoing are prohibited from engaging in transactions in publicly traded options, such as puts, calls and other derivative securities, relating to the Company.

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

The following table sets forth information concerning the compensation earned by the individual that served as our Principal Executive Officer during 2024 and our two most highly compensated executive officers other than the individual who served as our Principal Executive Officer during 2024 (collectively, the “named executive officers”):

2024 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	TOTAL ($)
John Mastrototaro	2024	361,042	268,876	—	16,351	646,269
Chief Executive Officer	2023	315,000	263,509	—	16,351	594,860

Michael Leabman	2024	347,500	268,876	—	—	616,376
Chief Technology Officer	2023	315,000	105,404	—	—	420,404

J. Cogan	2024	299,792	85,846	—	—	385,638
Chief Financial Officer	2023	270,000	148,346	—	—	418,346

(1)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see note 12 to our audited financial statements included with our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

(2)	The amounts under the Non-Equity Incentive Plan Compensation column reflect amounts earned under Movano’s annual performance bonus plan.

(3)	The amounts shown in this column represent reimbursement for certain health benefit plan premiums.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2024.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
John Mastrototaro	19,333	-			8.10	12/06/2030
Chief Executive Officer	63,889	2,778	(1)		48.90	2/09/2031
	6,937	2,063	(2)		75.00	11/15/2031
	9,844	12,656	(3)		19.35	3/20/2033
	75,848	-			7.05	5/15/2034

Michael Leabman	36,000	-			5.70	11/18/2029
Chief Technology Officer	3,938	5,063	(2)		19.35	3/20/2033
	75,848	-			7.05	5/15/2034

J. Cogan	5,333	-			30.00	12/06/2030
Chief Financial Officer	3,431	993	(4)		75.00	11/15/2031
	5,542	7,125	(5)		19.35	3/20/2033
	24,217	-			7.05	5/15/2034

(1)	Represents the unvested portion of an option grant that vests in equal monthly installments of 1,389 shares each.

(2)	Represents the unvested portion of an option grant that vests in equal monthly installments of 188 shares each.

(3)	Represents the unvested portion of an option grant that vests in equal monthly installments of 469 shares each

(4)	Represents the unvested portion of an option grant that vests in equal monthly installments of 90 shares each.

(5)	Represents the unvested portion of an option grant that vests in equal monthly installments of 264 shares each.

Employment Agreements and Change of Control Arrangements

Employment Agreements

The following is a summary of the employment arrangements with our named executive officers.

Michael Leabman. The Company entered into an “at-will” amended and restated offer letter with no fixed term with Mr. Leabman, the Company’s Chief Technology Officer and a Director, effective November 29, 2019, which was amended pursuant to a first amendment dated February 10, 2021 (as amended, the “Leabman Offer Letter”). Under the Leabman Offer Letter: (1) Mr. Leabman received an initial base salary of $250,000, which was adjusted to $315,000 in January 2022 and adjusted to $375,000 in June 2024, and is eligible to receive target performance bonuses equal to 80% of base salary (or any other amount approved by the Board), and (2) Mr. Leabman was awarded stock options to acquire 540,000 shares of common stock, one fourth of which options vested on the November 18, 2020, and the balance of which such options vested in 36 equal monthly installments thereafter. The Leabman Offer Letter provides that (1) if Mr. Leabman is terminated by the Company other than for Cause he is entitled to receive cash severance in an amount equal to 12 months of base salary plus a pro-rated amount of his target bonus based on the number of days he is employed during the year of termination and (2) if there occurs a Change in Control (as defined in the Omnibus Incentive Plan) and in the period prior to and in connection with or in anticipation of such Change in Control and ending on the one-year anniversary of the consummation of such Change in Control, Mr. Leabman is terminated by the Company other than for Cause, 100% of any such options that remain unvested will immediately vest. “Cause” includes, among other items, Mr. Leabman’s conviction of a felony involving fraud, misappropriation, embezzlement or dishonesty in conjunction with his duties to Company or repeated willful failure to perform his job duties as defined by the Board or uncured material breach of the Leabman Offer Letter or Mr. Leabman’s confidential information and inventions assignment agreement with the Company. Mr. Leabman is also entitled to participate in the Company’s regular health insurance and other employee benefit plans established by the Company for its employees from time to time.

J. Cogan. The Company has entered into an offer letter with J. Cogan, the Company’s Chief Financial Officer on similar terms to the agreement entered with Michael Leabman. Pursuant to his offer letter Mr. Cogan (1) received an initial base salary of $250,000, which was adjusted to $270,000 in January 2022 and adjusted to $325,000 in June 2024, (2) is entitled to a target performance bonus equal to 60% of base salary (or any other amount approved by the Board) and (3) was awarded stock options to acquire 455,000 shares of common stock, one fourth of which options vested on the one year anniversary of the grant date, and the balance of which such options vested in 36 equal monthly installments thereafter. Mr. Cogan’s Offer Letter provides for severance in connection with an involuntary termination and the acceleration of his stock options in connection with a Change of Control on identical terms as those described in the description of Mr. Leabman’s offer letter above.

John Mastrototaro. The Company entered into an offer letter with John Mastrototaro, the Company’s President, CEO and Director on similar terms to the agreement entered with Michael Leabman. Pursuant to his offer letter Mr. Mastrototaro (1) received an initial base salary of $300,000, which was adjusted to $315,000 in January 2022 and adjusted to $400,000 in June 2024, (2) is entitled to a target performance bonus equal to 80% of base salary (or any other amount approved by the Board) and (3) was awarded stock options to acquire 1,000,000 shares of common stock, one fourth of which options vested on the one year anniversary of the grant date, and the balance of which such options vest in 36 equal monthly installments thereafter. Mr. Mastrototaro’s Offer Letter provides for severance in connection with an involuntary termination and the acceleration of his stock options in connection with a Change of Control on identical terms as those described in the description of Mr. Leabman’s offer letter above.

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

The following table sets forth information with respect to compensation earned by or awarded to each of our independent directors who served on the Board during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation	Total ($)
Rubén Caballero	50,000	9,836	—	59,836
Brian Cullinan	80,000	9,836	—	89,836
Emily Wang Fairbairn	75,000	12,295	—	87,295
Nan Kirsten Forte	25,000	9,836	—	34,386
Shaheen Wirk	—	—	—	—

(1)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see note 9 to our audited financial statements included with our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC. The following table shows the number of shares subject to outstanding option awards and unvested stock awards held by each non-employee director as of December 31, 2024:

Name	Shares Subject to Outstanding Stock Option Awards (#)	Unvested Shares of Restricted Stock
Rubén Caballero	40,000	—
Brian Cullinan	4,000	—
Emily Wang Fairbairn	4,667	—
Nan Kirsten Forte	—	—
Shaheen Wirk	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2024. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options(a)	Weighted-Average Exercise Price of Outstanding Options(b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in Column (a))
Equity compensation plans approved by security holders	681,677	$21.01	47,555
Equity compensation plans not approved by security holders	39,722	$38.55	8,107
Total	721,399	$21.98	55,663

Securities Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of our voting stock as of March 21, 2025 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

●	each executive officer included in the Summary Compensation Table below;

●	each of our directors;

●	each person nominated to become director; and

●	all executive officers, directors and nominees as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Movano Inc. at 6800 Koll Center Parkway, Pleasanton, California 94566. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of an option or warrant) within 60 days after March 21, 2025 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The applicable percentage of common stock as of March 21, 2025 is based upon 6,987,140 shares outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock	Shares Underlying Options and Warrants	Number of Shares Beneficially Owned	Percentage of Class
Directors and Executive Officers
Rubén Caballero	5,347	41,469	46,816	*
J. Cogan(1)	52,042	43,802	95,844	1.4%
Brian Cullinan	18,738	7,175	25,913	*
Emily Wang Fairbairn(2)	394,468	5,336	399,804	5.8	7%
Michael Leabman	3,564	117,320	120,884	1.7%
John Mastrototaro	19,443	193,918	213,361	3.0%
Shaheen Wirk	—	1,108	1,108	*
Directors and Executive Officers as a group (7 persons)	493,602	410,127	903,729	12.2%

Five Percent Stockholders
Malcolm Fairbairn(4)	367,573	—	367,573	5.3%
Leabman Holdings, LLC(5)	375,339	124,996	500,335	7.0%
Peter Appel(6)	648,797	47,542	696,339	9.9%

*	Less than one percent.

(1)	48,910 shares of common stock and 3,000 warrants to purchase one share of common stock are held by the Cogan/Goldberg Living Trust, the Jesse Gabriel Goldberg Cogan Irrevocable Trust and Maya Brooke Cogan Irrevocable Trust. J. Cogan is a trustee of each of these trusts as a result of which he has voting and dispositive power over such securities. Mr. Cogan disclaims any beneficial ownership of such shares except to the extent of his pecuniary interests therein.

(2)	35,239 shares of common stock are held by Valley High Partners, LP and 332,334 shares of common stock are held by the Malcolm P. Fairbairn and Emily T. Fairbairn Charitable Remainder Unitrust (the “Charitable Trust”). In addition, the Charitable Trust holds warrants to purchase 318,620 shares of common which are not exercisable within 60 days of March 21, 2025. Emily Fairbairn and Malcolm Fairbairn are trustees of the Charitable Trust and share voting and dispositive power over the shares held by the Charitable Trust. Ms. Fairbairn disclaims any beneficial ownership of such shares except to the extent of her pecuniary interests therein.

(4)	35,239 shares of common stock are held by Valley High Partners, LP and 332,334 shares of common stock are held by the Charitable Trust. In addition, the Charitable Trust holds warrants to purchase 318,620 shares of common which are not exercisable within 60 days of March 21, 2025. Emily Fairbairn and Malcolm Fairbairn are trustees of the Charitable Trust and share voting and dispositive power over the shares held by the Charitable Trust. Mr. Fairbairn disclaims any beneficial ownership of such shares except to the extent of his pecuniary interests therein.

(5)	The address of Leabman Holdings LLC is 8010 E. Cedar Avenue, Denver, Colorado 80230. DvineWave Irrevocable Trust dated December 12, 2012 (“DvineWave”) is the sole member and manager of Leabman Holdings. Gregory Tamkin and Dorsey & Whitney Trust Company, LLC are the co-trustees of DvineWave and share voting and dispositive power with respect to all securities held by Leabman Holdings. This information is based solely on a Schedule 13G filed jointly with the SEC on April 9, 2024 by Gregory Tamkin, DvineWave and Dorsey & Whitney Trust Company, LLC.

(6)	In addition, Mr. Appel holds warrants to purchase 751,350 shares of common which are not exercisable within 60 days of March 21, 2025. The address of Mr. Appel is 3505 Main Lodge Drive, Coconut Grove, FL 33133. This information is based solely on a Schedule 13G filed with the SEC on April 10, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2023 and other than compensation agreements and other arrangements, which are described as required by applicable SEC rules under the heading “Executive and Director Compensation” above, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) 1% of the average of the Company’s total assets as of the end of last two completed fiscal years, in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of their immediate families had or will have a direct or indirect material interest except as described below.

January 2023 Offering

On January 27, 2023, we entered into an Underwriting Agreement with Newbridge Securities Corporation, relating to an underwritten offering (the “January Offering”) of 309,600 shares (“Shares”) of Common Stock and warrants to purchase up to 154,800 shares of Common Stock (“January Warrants”). Each January Warrant has a five year term and an exercise price of $23.55 per share. The January Warrants were offered and sold at the rate of one January Warrant for every two Shares purchased in the January Offering. The January Offering closed on January 31, 2023. Certain of our directors and executive officers participated in the January Offering as follows:

Name	Shares of Common Stock Purchased	Shares Underlying Warrants Purchased	Purchase Price Paid
J. Cogan	1,190	595	$25,000
Brian Cullinan	476	238	$10,000
Emily Wang Fairbairn	11,905	5,952	$250,000
Nan Kirsten Forte	476	238	$10,000
Michael Leabman	1,190	595	$25,000
John Mastrototaro	476	238	$10,000

June 2023 Offering

On June 13, 2023, the Company entered into an Underwriting Agreement with The Benchmark Company, LLC relating to an underwritten offering (the “June Offering”) of 613,334 Shares. The public offering price per shares for each Share was $15.00. The June Offering closed on June 15, 2023. Certain of our directors and executive officers participated in the June Offering as follows:

Name	Shares of Common Stock Purchased	Purchase Price Paid
J. Cogan	2,333	$35,000
Brian Cullinan	667	$10,000
Emily Wang Fairbairn	16,667	$250,000
Michael Leabman	1,667	$25,000
John Mastrototaro	1,333	$20,000

November 2023 Offering

On November 14, 2023, the Company entered into an Underwriting Agreement with The Benchmark Company, LLC relating to an underwritten offering (the “November Offering”) of 324,707 Shares. The public offering price per shares for each Share was $12.75. The November Offering closed on November 17, 2023. Certain of our directors and executive officers participated in the November Offering as follows:

Name	Shares of Common Stock Purchased	Purchase Price Paid
J. Cogan	800	$10,200
Emily Wang Fairbairn	19,667	$250,750
John Mastrototaro	800	$10,200

April 2024 Private Placement

On April 2, 2024, the Company entered into a Securities Purchase Agreement with the purchasers named therein for a private placement (the “Private Placement”) of an aggregate of 3,015,172 units (the “Units”) with each unit consisting of (1) one Share, or at the election of the Purchaser a pre-funded warrant in lieu thereof (a “Pre-Funded Warrant”), and (2) one warrant to purchase one share of Common Stock (each, a “Private Placement Warrant”). Certain directors and officers participated in the Private Placement and purchased 19,168 of the Units at an offering price of $8.48 per share and accompanying Private Placement Warrant, which was the consolidated closing bid price of the Company’s common stock on The Nasdaq Capital Market on April 1, 2024 of $6.60 per share plus $1.88 per Private Placement Warrant. The Private Placement closed on April 4, 2024. Certain of our directors and executive officers participated in the Private Placement as follows:

Name	Shares of Common Stock Purchased	Shares Underlying Warrants Purchased		Purchase Price Paid
J. Cogan	3,000	3,000		$25,425
Ruben Caballero	1,467	1,467		$12,500
Brian Cullinan	2,933	2,933		$24,860
John Mastrototaro	11,768	11,76	8	$99,723

Director Independence

Our Board has determined that each of Rubén Caballero, Brian Cullinan, Emily Fairbairn, and Shaheen Wirk are “independent directors” as such term is defined by Nasdaq Marketplace Rule 5605(a)(2). In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any transactions involving them discussed above under the heading “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed or expected to be billed by Moss Adams for audit and non-audit services related to 2023 and 2024, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the tables.

Fee Category	2024 ($)	2023 ($)
Audit Fees(1)	798,153	694,894
Audit-Related Fees	—	—
Tax Fees(2)	21,000	22,756
All Other Fees	—	—
Total	819,153	717,650

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.

(2)	Tax Fees include research and development tax credits, federal and state tax compliance, and general tax consultation services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires that all services to be provided by the Company’s independent public accounting firm, including audit services and permitted non-audit services, to be pre-approved by the Audit Committee. The Audit Committee has delegated pre-approval authority to its chairman when necessary due to timing considerations. Any services pre-approved by such chairman must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all services provided by Moss Adams during 2024.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.	Exhibit Index (The exhibits required to be filed as a part of this Report are listed in the Exhibit Index).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	SEC File/ Registration Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	March 25, 2021	001-40254
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	June 21, 2023	001-40254
3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	July 10, 2024	001-40254
3.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	October 25, 2024	001-40254
3.5	Amended and Restated Bylaws of the Registrant		8-K	3.2	March 25, 2021	001-40254
4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1/A	4.1	March 10, 2021	333-252671
4.2	Form of Underwriter Warrant		S-1/A	4.2	March 10, 2021	333-252671
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering		S-1	4.3	February 2, 2021	333-252671
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering		S-1	4.4	February 2, 2021	333-252671
4.5	Form of Warrant to Purchase Common Stock issued in 2020		S-1	4.6	February 2, 2021	333-252671
4.6	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	4.6	March 30, 2022	001-40254
4.7	Form of Warrant to Purchase Common Stock		8-K	4.1	January 31, 2023	001-40254
4.8	Warrant Agent Agreement, dated January 31, 2023, by and between the Company and Pacific Stock Transfer Company		8-K	4.2	January 31, 2023	001-40254
4.9	Form of Pre-Funded Warrant issued in April 2024		8-K	4.1	April 3, 2024	001-40254
4.10	Form of Warrant issued in April 2024		8-K	4.2	April 3, 2024	001-40254
4.11	Form of Warrant issued in August 2024		10-Q	4.11	November 14, 2024	001-40254
10.1	Movano Inc. Amended and Restated 2019 Omnibus Incentive Plan †		S-1/A	10.1	March 10, 2021	333-252671
10.2	Form of Stock Option Award Agreement under 2019 Omnibus Incentive Plan †		S-1	10.2	February 2, 2021	333-252671
10.3	Non-Employee Director Compensation Policy †		10-K	10.3	March 30, 2022	001-40254
10.4	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers †		S-1	10.4	February 2, 2021	333-252671
10.5	Offer Letter, dated November 29, 2019, by and between the Registrant and Michael Leabman †		S-1	10.5	February 2, 2021	333-252671
10.6	Offer Letter, dated November 29, 2019, by and between the Registrant and J. Cogan †		S-1	10.7	February 2, 2021	333-252671

10.7	Form of 2020 Note Purchase Agreement		S-1	10.16	February 2, 2021	333-252671
10.8	Amended and Restated Lead Investor Agreement, dated August 27, 2020, between the Registrant and Maestro Venture Partners, LLC		S-1	10.17	February 2, 2021	333-252671
10.9	Offer Letter, dated February 8, 2021, by and between the Registrant and John Mastrototaro †		S-1/A	10.17	March 10, 2021	333-252671
10.10	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and Michael Leabman †		S-1/A	10.18	March 10, 2021	333-252671
10.11	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and J. Cogan †		S-1/A	10.20	March 10, 2021	333-252671
10.12	Amendment No. 1 to Movano Inc. Amended and Restated Omnibus Incentive Plan †		8-K	10.1	June 22, 2022	001-40254
10.13	Amendment No. 2 to Movano Inc. Amended and Restated Omnibus Incentive Plan †		8-K	10.1	July 10, 2024	001-40254
10.14	At the Market Issuance Agreement, dated August 15, 2022 by and between the Company, as issuer, and B. Riley Securities, Inc. as sale agent		10-Q	1.1	August 15, 2022	001-40254
10.15	Amendment No. 1 to At the Market Issuance Agreement, dated May 29, 2024		8-K	10.1	May 29, 2024	001-40254
10.16	Form of Securities Purchase Agreement, dated April 2, 2024		8-K	10.1	April 3, 2024	001-40254
10.17	Form of Registration Rights Agreement, dated April 2, 2024		8-K	10.2	April 3, 2024	001-40254
10.18	Office Lease, dated March 29, 2021, by and between Bernal Corporate Park II-E, LLC and the Company	x
10.19	First Amendment to Office Lease, dated April 22, 2022, by and between Bernal Corporate Park II-E, LLC and the Company	x
10.20	Second Amendment to Office Lease, dated January 9, 2024, by and between Bernal Corporate Park II-E, LLC and the Company	x
10.21	Third Amendment to Office Lease, dated June 19, 2024, by and between Bernal Corporate Park II-E, LLC and the Company	x
19.1	Insider Trading Policy	x
21.1	Subsidiaries of the Company	x
23.1	Consent of Moss Adams, LLP	x
24.1	Power of Attorney (included on signature page)	x
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	x
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	x
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	x
97.1	Incentive-Based Compensation Recovery Policy†		10-K	97.1	April 16, 2024	001-40254
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement
*	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Movano Inc.

Dated: April 9, 2025	By:	/s/ John Mastrototaro
John Mastrototaro Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Movano Inc., hereby severally constitute and appoint John Mastrototaro our true and lawful attorney, with full power to him to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Movano Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John Mastrototaro	Chief Executive Officer and Director	April 9, 2025
John Mastrototaro	(Principal Executive Officer)

/s/ J. Cogan	Chief Financial Officer	April 9, 2025
J. Cogan	(Principal Financial and Accounting Officer)

/s/ Emily Wang Fairbairn	Director	April 9, 2025
Emily Wang Fairbairn

/s/ Brian Cullinan	Director	April 9, 2025
Brian Cullinan

	Director	April 9, 2025
Rubén Caballero

/s/ Michael Leabman	Director	April 9, 2025
Michael Leabman

/s/ Shaheen Wirk	Director	April 9, 2025
Shaheen Wirk