Form 10-Q
period 2025-03-31
Movano Inc.
filed 2025-09-24
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED march 31, 2025

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

As of September 22, 2025, there were 8,349,080 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$4,357	$7,902
Payroll tax credit, current portion	52	52
Vendor deposits	2	28
Inventory	2,258	2,046
Prepaid expenses and other current assets	246	362
Total current assets	6,915	10,390
Property and equipment, net	184	213
Right-of-use asset	555	600
Other assets	112	117
Total assets	$7,766	$11,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,525	$2,016
Deferred revenue	18	36
Other current liabilities	1,530	1,393
Total current liabilities	4,073	3,445
Noncurrent liabilities:
Other noncurrent liabilities	459	520
Total noncurrent liabilities	459	520
Total liabilities	4,532	3,965

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 7,036,475 and 6,840,291 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	10	10
Additional paid-in capital	156,509	155,452
Accumulated deficit	(153,285)	(148,107)
Total stockholders’ equity	3,234	7,355
Total liabilities and stockholders’ equity	$7,766	$11,320

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue	$206	$852

COSTS AND EXPENSES:
Cost of revenue	642	1,215
Research and development	2,383	2,887
Sales, general and administrative	2,419	2,504
Total costs and expenses	5,444	6,606

Loss from operations	(5,238)	(5,754)

Other income (expense), net:
Interest and other income, net	60	34
Other income (expense), net	60	34

Net loss and total comprehensive loss	$(5,178)	$(5,720)

Net loss per share, basic and diluted	$(0.73)	$(1.53)

Weighted average shares used in computing net loss per share, basic and diluted	7,123,191	3,734,885

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	6,840,291	$10	$155,452	$(148,107)	$7,355
Stock-based compensation	—	—	299	—	299
Issuance of common stock	196,184	—	758	—	758
Net loss	—	—	—	(5,178)	(5,178)
Balance at March 31, 2025	7,036,475	$10	$156,509	$(153,285)	$3,234

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
Three Months Ended March 31, 2024	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023	3,723,218	$6	$127,823	$(124,380)	$3,449
Stock-based compensation	—	—	617	—	617
Issuance of common stock	18,221	—	164	—	164
Vesting of early exercised stock options	—	—	12	—	12
Net loss	—	—	—	(5,720)	(5,720)
Balance at March 31, 2024	3,741,439	$6	$128,616	$(130,100)	$(1,478)

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,178)	$(5,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	52
Stock-based compensation	299	617
Noncash lease expense	8	56
Changes in operating assets and liabilities:
Payroll tax credit	—	41
Inventory	(212)	50
Prepaid expenses, vendor deposits and other current assets	142	256
Other assets	(4)	—
Accounts payable	509	865
Deferred revenue	(18)	(1,001)
Other current and noncurrent liabilities	113	653
Net cash used in operating activities	(4,303)	(4,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(6)
Net cash used in investing activities	—	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	758	164
Net cash provided by financing activities	758	164

Net (decrease) in cash and cash equivalents	(3,545)	(3,973)
Cash and cash equivalents at beginning of period	7,902	6,118
Cash and cash equivalents at end of period	$4,357	$2,145

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$—	$12
Unpaid issuance costs recorded in other current liabilities	$—	$137

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

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

The Company’s solutions provide vital health information, including heart rate, heart rate variability (“HRV”), sleep, respiration rate, temperature, blood oxygen saturation (SpO2), steps, and calories as well as glucose and blood pressure data, in a variety of form factors to meet individual style needs and give users actionable feedback to improve their quality of life.

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the three months ended March 31, 2025 and 2024, respectively.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through March 31, 2025, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

Through March 31, 2025, the Company has received gross proceeds of approximately $8.3 million from an at-the-market issuance (ATM) program, and an aggregate offering price amount of approximately $41.7 million remains available to be issued. (See Note 7.) The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $153.3 million as of March 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources, and the Company believes that its cash and cash equivalents as of March 31, 2025 will not be sufficient to fund our projected operating requirements beyond 2025. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Intercompany transactions are eliminated in the condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on April 9, 2025 with the United States Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as a single operating and reportable segment. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, allocates resources and assesses performance based upon consolidated financial information, which includes net loss and comprehensive loss as the reported measure of segment profit or loss. The CODM reviews and utilizes functional expenses (cost of revenue, research and development, and sales, general and administrative) at the consolidated level to manage the Company’s operations. The other segment item included in net loss and comprehensive loss is interest and other income, net which is reflected in the condensed consolidated statements of operations and comprehensive loss. Revenues from the sale of the Evie Ring have only been generated in the United States.

The following table is a summary of the significant expenses and consolidated net loss provided to the CODM:

	Three Months Ended March 31,
(in thousands)	2025	2024

Revenue	$206	$852
Less:
Cost of revenue (1)	641	1,160
Research and development (1)	2,288	2,704
Sales, general and administrative (1)	2,216	2,125
Other segment expenses (2)	239	583
Consolidated net loss	$(5,178)	$(5,720)

(1)	Excludes stock-based compensation expense. The significant expense categories align with the information that is regularly provided to the CODM.

(2)	Other segment expenses include stock-based compensation expense and interest and other expense, net.

Cash and Cash Equivalents

The Company invests its excess cash primarily in money market funds, commercial paper, and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts and institutional money market funds. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of March 31, 2025 at one financial institution that totaled approximately $0.4 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

The Company is dependent on third-party manufacturers to supply products for manufacturing as well as research and development activities. These programs could be adversely affected by a significant interruption in the supply of such materials.

The Company has no financial instruments with off-balance sheet risk of loss.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

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

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Software Development Costs

Costs related to software development are included in research and development expense until the point that technological feasibility is reached, which, for the Company’s product, will be shortly before the product is released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the product. During the three months ended March 31, 2025 and 2024, no software development costs were capitalized, and no amortization was recognized.

Impairment of Long-Lived Assets

The Company reviews the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Revenue

The Company recognizes revenue from contracts with customers upon transfer of control of promised goods or services at the transaction price which reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. The transaction price is calculated as selling price net of variable consideration which may include estimates for future returns and sales incentives related to current period product revenue.

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

Transaction price for the Evie Ring Elements reflects the net consideration to which the Company expects to be entitled. Transaction price is based on the sales price. The Company includes an estimate of variable consideration in the calculation of the transaction price at the time of sale. Variable consideration primarily includes product return provisions. The Company classifies the product return provisions as liabilities in the condensed consolidated balance sheet.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

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

The Company allocates the transaction price to each performance obligation using the relative stand-alone selling price (“SSP”) for each distinct good or service in the contract. When available, the Company uses observable prices to determine SSP. When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, where applicable, prices charged by the Company for similar offerings, market trends in the pricing for similar offerings, product-specific business objectives and the estimated cost to provide the performance obligation.

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

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. Customer payments are made up-front upon the purchase of products and services. The Company has no accounts receivable as of March 31, 2025 or December 31, 2024, respectively. There were no contract assets at March 31, 2025 or December 31, 2024.

The Company records a contract liability for deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. Deferred revenue at March 31, 2025 and December 31, 2024 was $18,000 and $36,000, respectively. As of March 31, 2025, the Company expects 100% of total deferred revenue to be realized in less than a year.

The Company offers limited rights of return for a 60-day right of return, whereby customers may return the Evie Ring Elements. The Company’s estimate of future returns requires significant judgement. The Company estimates reserves based on data specific to each reporting period and historical trends to date. The estimate is adjusted each period for actual returns received. The returns reserve is recorded as a reduction of revenue and recognized in other current liabilities. As of March 31, 2025 and December 31, 2024, the balance of product return provisions included in other current liabilities is $53,000 and $0.1 million, respectively.

The Company collects sales taxes at the point of sale and remits the taxes to the proper state authorities. Sales tax is excluded from the measurement of the transaction price.

Shipping and handling costs are incurred as part of fulfillment activities with customers and are included as a component of cost of revenue.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

Costs of Revenue

Costs of revenue consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, customer support, data hosting services and other costs, which are directly attributable to the production of the Company’s product. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of goods sold.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. These costs are included in “Sales, general and administrative expenses” in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three months ended March 31, 2025 and 2024, respectively.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company does not have any expected income taxes in any jurisdiction as of March 31, 2025.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this accounting standard on December 31, 2024. The adoption has no impact on our financial statements nor resulted in incremental disclosures within the footnotes to the consolidated financial statements. See Note 2 under “Segment Information” for additional information

In November 2024, the FASB issued 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The pronouncement’s amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this guidance on a prospective basis in the annual financial statements for the year ending December 31, 2025. As it only requires additional disclosures, this pronouncement will not have a significant impact on the Company’s consolidated financial condition or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Subtopic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The pronouncement’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company will adopt this guidance on a prospective basis in the annual financial statements for the year ending December 31, 2025. As it only requires additional disclosures, this pronouncement will not have a significant impact on the Company’s consolidated financial condition or results of operations.

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

For the three months ended March 31, 2025 and 2024

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

Fair Value Measurements

	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$3,673	$3,673	$—	$—
Total cash equivalents	$3,673	$3,673	$—	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$7,158	$7,158	$—	$—
Total cash equivalents	$7,158	$7,158	$—	$—

Note 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents:
Cash	$684	$744
Money market funds	3,673	7,158
Total cash and cash equivalents	$4,357	$7,902

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

Note 5 – BALANCE SHEET COMPONENTS

Inventory as of March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$2,015	$1,845
Finished goods	243	201
Total inventory	$2,258	$2,046

Property and equipment, net, as of March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Office equipment and furniture	$260	$260
Software	144	144
Test equipment	310	310
Total property and equipment	714	714
Less: accumulated depreciation	(530)	(501)
Total property and equipment, net	$184	$213

Total depreciation and amortization expense related to property and equipment for the three months ended March 31, 2025 was approximately $29,000. Total depreciation and amortization expense related to property and equipment for the three months ended March 31, 2024 was approximately $43,000.

Note 6 – Other Current Liabilities

Other current liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued compensation	$309	$324
Accrued research and development	313	235
Accrued vacation	263	307
Lease liabilities, current portion	206	186
Other	439	341
	$1,530	$1,393

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

Note 7 – Common Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, 7,036,475 and 6,840,291 shares were outstanding, respectively.

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

In June 2024, the Company replaced B. Riley Securities with Jones Trading as the Sales Agent for the Issuance Agreement.

During the three months ended March 31, 2025 and 2024, the Company issued and sold an aggregate of 196,184 and 18,221 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $3.98 and $9.75 per share and received net proceeds of $0.8 million and $0.2 million, respectively. As of March 31, 2025, an aggregate offering price amount of approximately $41.7 million remained available to be issued and sold under the Issuance Agreement.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at March 31, 2025 is summarized as follows:

March 31,
2025
Warrants to purchase common stock	3,564,375
Stock options outstanding	773,699
Stock options available for future grants	782,641
Total	5,120,715

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

Note 8 – Common Stock Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2025:

Warrant Issuance	Issuance	Weighted Average Exercise Price	Outstanding, December 31, 2024	Granted	Exercised	Canceled/ Expired	Outstanding, March 31, 2025	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$21.00	19,536	—	—	—	19,536	April 2025
Preferred B Placement Warrants	April 2019	$31.50	30,920	—	—	—	30,920	April 2025
Convertible Notes Placement Warrants	August 2020	$38.55	11,455	—	—	—	11,455	August 2025
Underwriter Warrants	March 2021	$90.00	63,798	—	—	—	63,798	March 2026
January 2023 warrants	January 2023	$23.55	154,800	—	—	—	154,800	January 2028
February 2023 warrants	February 2023	$23.55	23,220	—	—	—	23,220	February 2028
August 2023 warrants	August 2023	$18.60	13,441	—	—	—	13,441	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.02	209,936	—	—	—	209,936	None
April 2024 warrants	April 2024	$6.11	3,015,172	—	—	—	3,015,172	April 2029
August 2024 warrants	August 2024	$6.11	22,097	—	—	—	22,097	August 2029
			3,564,375	—	—	—	3,564,375

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2024:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2023	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, March 31, 2024	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$21.00	19,536	—	—	—	—	19,536	April 2024
Preferred B Placement Warrants	April 2019	$31.50	30,920	—	—	—	—	30,920	April 2024
Convertible Notes Placement Warrants	August 2020	$38.55	11,455	—	—	—	—	11,455	August 2025
Underwriter Warrants	March 2021	$90.00	63,798	—	—	—	—	63,798	March 2026
January 2023 warrants	January 2023	$23.55	154,800	—	—	—	—	154,800	January 2028
February 2023 warrants	February 2023	$23.55	23,220	—	—	—	—	23,220	February 2028
August 2023 warrants	August 2023	$18.60	13,441	—	—	—	—	13,441	August 2028
			317,170	—	—	—	—	317,170

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

Note 9 – Stock-based Compensation

2019 Equity Incentive Plan

As of March 31, 2025, the Company had 661,030 shares available for future grant pursuant to the 2019 Incentive Plan.

2021 Employment Inducement Plan

As of March 31, 2025, the Company had 121,611 shares available for future grant under the 2021 Inducement Plan.

Stock Options

Stock option activity for the three months ended March 31, 2025 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2024	721,399	$21.98	7.2 years	$11
Granted	53,300	$5.28
Exercised	—	$—
Cancelled	(1,000)	$34.81
Outstanding at March 31, 2025	773,699	$20.81	6.8 years	$9,141

Exercisable as of March 31, 2025	646,260	$21.69	6.7 years	$8,493

Vested and expected to vest as of March 31, 2025	773,699	$20.81	6.8 years	$9,141

The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 and 2024, was $3.19 and $6.60, respectively. During the three months ended March 31, 2025 and 2024, no options were exercised. The fair value of the 19,318 and 21,564 options that vested during the three months ended March 31, 2025 and 2024 was approximately $0.4 million and $0.6 million, respectively.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024

Dividend yield	—%	—%
Expected volatility	65.16%	58.11%
Risk-free interest rate	4.39%	3.93%
Expected life	5.46 years	5.25 years

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

The Company has recorded stock-based compensation expense for the three months ended March 31, 2025 and 2024 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1	$55
Research and development	95	183
Sales, general and administrative	203	379
	$299	$617

As of March 31, 2025, unamortized compensation expense related to unvested stock options was approximately $1.1 million, which is expected to be recognized over a weighted average period of 1.5 years.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

Note 10 – Commitments and Contingencies

Operating and Finance Leases

As of March 31, 2025, the Company has lease agreements for the Corporate headquarters and laboratory space.

The balances of the operating and finance lease related accounts as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31,	December 31,
Operating and Finance leases	2025	2024
Right-of-use assets	$555	$600
Operating lease liabilities - Short-term	$188	$169
Operating lease liabilities - Long-term	$445	$502
Finance lease liabilities - Short-term	$18	$17
Finance lease liabilities - Long-term	$14	$18

The short-term lease liabilities and the long-term lease liabilities are included in other current liabilities and other noncurrent liabilities, respectively, on the Company’s condensed consolidated balance sheets.

The components of lease expense and supplemental cash flow information as of and for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Lease Cost:
Operating lease cost	$56	$63

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the period ended	$87	$59
Weighted average remaining lease term - operating leases (in years)	2.75	0.7
Average discount rate - operating leases	10.00%	10.00%
Weighted average remaining lease term - financing leases (in years)	1.8	2.7
Average discount rate - financing leases	15.08%	15.08%

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

Future minimum lease payments for the operating and finance leases are as follows as of March 31, 2025 (in thousands):

2025 remaining	$212
2026	290
2027	280
Total lease payments	782
Less: Interest	(117)
Total lease liabilities	$665

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

No amounts associated with such indemnifications have been recorded as of March 31, 2025.

Non-cancelable Obligations

One of the Company’s contract manufacturers purchased raw materials for the benefit of the Company of $0.4 million at March 31, 2025 for which title to such materials had not transferred to the Company. The Company did not have any other non-cancelable contractual commitments as of March 31, 2025.

Royalty Commitments

The Company is required to make certain usage-based royalty payments to a vendor. The royalty amount is calculated based on the number of Evie Rings shipped, as adjusted for returns and refunds to customers, and the number of specified algorithms developed by the vendor that are included on the Evie Rings. The maximum amount of the royalty commitment is approximately $6.1 million, and the amount of the research and development expenses paid to the vendor will reduce the total royalty commitment amount. Through March 31, 2025, the Company has paid research and development expenses of approximately $0.8 million to the vendor. The amount of the royalty calculation for the three months ended March 31, 2025 and 2024 was not significant.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

(Unaudited)

Note 11 – NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(5,178)	$(5,720)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	7,123,191	3,734,885

Net loss per share, basic and diluted	$(0.73)	$(1.53)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024 because including them would have been antidilutive are as follows:

	Three Months Ended March 31,
	2025	2024
Shares subject to options to purchase common stock	773,699	496,561
Shares subject to warrants to purchase common stock	3,354,439	317,170
Total	4,128,138	813,731

Note 12 – Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet dates through the date these condensed consolidated financial statements were issued.

On May 15, 2025, we reported that our Board of Directors has initiated a process to explore strategic alternatives to maximize shareholder value. This process is continuing as of the date of this filing. To support this process, our Board of Directors has engaged Aquilo Partners as its financial advisor and K&L Gates LLP as its legal counsel. There can be no assurance that this process will result in any transaction or other strategic change or as to the timing of any such potential agreement or transaction.

During the three months ended June 30, 2025, the Company granted 408,090 RSUs to Employees (“Employee RSUs”) in lieu of salary for the period from May 1, 2025, to June 30, 2025, which vest over that period based upon continued service. The Company also granted 207,849 RSUs to Directors (“Director RSUs”) in lieu of quarterly cash compensation for the period from October 1, 2024, to June 30, 2025, which vest immediately on the grant date. During the three months ended September 30, 2025, the Company granted 797,387 RSUs to Employees (“Employee RSUs”) in lieu of salary for the period from July 1, 2025, to September 30, 2025, which vest over that period based upon continued service. The Company also granted 95,149 RSUs to Directors (“Director RSUs”) in lieu of cash compensation for the period from July 1, 2025, to September 30, 2025, which vest immediately on the grant date. The awards are to be converted into shares on the earlier of (a) the date of a Change of Control, (b) promptly following the date of grantee’s separation of service, and (c) December 31, 2025.

On August 6, 2025, the Company entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) pursuant to which the Company obtained $1,500,000 in bridge financing (the “Bridge Loan”). The Company intends to use the proceeds of the Bridge Loan to continue its pursuit of strategic alternatives. In connection with the Bridge Loan, the Company entered into a Security Agreement and Intellectual Property Security Agreement pursuant to which the Company granted the lender a security interest in all of its assets, properties and rights, including its intellectual property rights. The Bridge Loan bears interest at a per annum rate equal to 12.0% and matures on November 4, 2025 (the “Maturity Date”). The Maturity Date may be extended by up to 60 days if the Company delivers evidence that it has entered into definitive documentation for a Qualifying Transaction (as defined in the Loan Agreement) prior to the Maturity Date. The Loan Agreement also includes a loan premium provision that would require the Company to pay an additional amount equal to double the then outstanding principal balance of the Bridge Loan upon the occurrence of certain triggering events.

On August 27, 2025, by letter received, the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC (“Nasdaq”) determined to grant the Company’s request to continue its listing on Nasdaq, subject to (i) the Company regaining compliance with Listing Rule 5250(c)(1), requiring the timely filing of periodic reports (the “Period Filing Rule”), by filing its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 on or before September 30, 2025, and (ii) the Company demonstrating compliance with Listing Rule 5550(a)(2), requiring the maintenance of $1.00 per share bid price (the “Bid Price Rule”), on or before October 30, 2025. The Panel’s determination followed a hearing on August 19, 2025, at which the Panel considered the Company’s plan to regain compliance with the Periodic Filing Rule and the Bid Price Rule.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	the ability of our common stock to meet the minimum requirements for continued listing on the Nasdaq Capital Market;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	the impact of macroeconomic and geopolitical conditions including increases in prices caused by rising inflation;

●	our dependence on the successful commercialization of the Evie Ring;

●	our dependence on third parties to design, manufacture, market and distribute our products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in the United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our products;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures; and

●	our success at managing the risks involved in the foregoing items.

The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

We have incurred net losses in each year since inception. Our losses were $5.2 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations.

As of March 31, 2025, we had $4.4 million in available cash and cash equivalents.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to those disclosed in the 2024 Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

A description of recently adopted and recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, under Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, to our audited financial statements for the year ended December 31, 2024, and notes thereto, included in the Company’s Annual Report on Form 10-K.

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that may potentially impact our financial position and results of operations.

Results of Operations

Three months ended March 31, 2025 and 2024

Our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 as discussed herein are presented below.

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands)

Revenue	$206	$852	$(646)	-76%

OPERATING EXPENSES:
Cost of revenue	642	1,215	(573)	-47%
Research and development	2,383	2,887	(504)	-17%
Sales, general and administrative	2,419	2,504	(85)	-3%
Total operating expenses	5,444	6,606	(1,162)	-18%

Loss from operations	(5,238)	(5,754)	516	9%

Other income (expense), net:
Interest and other income, net	60	34	26	76%
Other income (expense), net	60	34	26	76%

Net loss	$(5,178)	$(5,720)	$542	9%

Revenue

Revenue totaled $0.2 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. The transfer of control of the Evie Ring Elements began in the first quarter of 2024, was completed in the second quarter of 2024, then re-started in the third quarter of 2024.

Cost of revenue

Cost of revenue totaled $0.6 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. This decrease of $0.6 million was primarily due to lower revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Cost of revenue for the three months ended March 31, 2025 included direct costs of $0.4 million related to the transfer of control of the various Evie Ring Elements, $0.2 million for labor and related stock-based compensation. Cost of revenue for the three months ended March 31, 2024 included direct costs of $1.0 million related to the transfer of control of the various Evie Ring Elements, $0.1 million for labor and related stock-based compensation, $0.1 million of order processing, shipping and fulfillment costs, and $0.1 million for inventory that was designated as scrap materials.

Research and Development

Research and development expenses totaled $2.4 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. This decrease of $0.5 million was due primarily to lower research and laboratory expenses and other professional fees. Research and development expenses for the three months ended March 31, 2025 included expenses related to employee compensation of $1.2 million, other professional fees of $0.9 million, research and laboratory expenses of $0.2 million, and other expenses of $0.1 million. Research and development expenses for the three months ended March 31, 2024 included expenses related to employee compensation of $1.4 million, other professional fees of $0.7 million, research and laboratory expenses of $0.5 million, and other expenses of $0.3 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $2.4 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively. This decrease of $0.1 million was due primarily to lower headcount with respect to sales, general and administrative employees and decreased marketing costs, offset by increased stock compensation expenses related to the issuance of new option grants. Sales, general and administrative expenses for the three months ended March 31, 2025 included expenses related to employee and board of director compensation of $0.8 million, professional and consulting fees of $0.9 million, and other expenses of $0.6 million. Sales, general and administrative expenses for the three months ended March 31, 2024 included expenses related to employee and board of director compensation of $1.2 million, professional and consulting fees of $0.7 million, and other expenses of $0.6 million.

Loss from Operations

Loss from operations was $5.2 million for the three months ended March 31, 2025, as compared to $5.8 million for the three months ended March 31, 2024.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2025 was a net other income of $60,000 as compared to a net other income of $34,000 for the three months ended March 31, 2024.

Net Loss

As a result of the foregoing, net loss was $5.2 million for the three months ended March 31, 2025, as compared to $5.7 million for the three months ended March 13, 2024.

Liquidity and Capital Resources

At March 31, 2025, we had cash and cash equivalents totaling $4.4 million. During the three months ended March 31, 2025, we used $4.3 million of cash in our operating activities. On August 6, 2025, we entered into a Loan Agreement and Promissory Note pursuant to which we obtained $1,500,000 in bridge financing. However, our cash and cash equivalents are not expected to be sufficient to fund our operations beyond 2025. We will require additional investment capital or other funding during the second half of fiscal 2025 to support our current business and growth plan.  We are currently exploring various possible financing options that may be available to us, which may include a sale of our securities and/or strategic partnership transactions.  We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed funds, our financial condition and results of operations may be materially adversely affected, and we may not be able to continue operations.

In August 2022, we entered into an at-the-market issuance (“ATM”) agreement to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program. During the three months ended March 31, 2025, we sold an aggregate of 196,184 shares of common stock through the ATM program for proceeds of approximately $0.8 million, net of commissions paid. Approximately $41.7 million remained available on the ATM equity offering program at March 31, 2025.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(4,303)	$(4,131)
Net cash used in investing activities	—	(6)
Net cash provided by financing activities	758	164
Net decrease in cash and cash equivalents	$(3,545)	$(3,973)

Operating Activities

During the three months ended March 31, 2025, the Company used cash of $4.3 million in operating activities, as compared to $4.1 million used in operating activities during the three months ended March 31, 2024.

The $4.3 million used in operating activities during the three months ended March 31, 2025 was primarily attributable to our net loss of $5.2 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $0.5 million and by non-cash items, including stock-based compensation, totaling $0.3 million.

The $4.1 million used in operating activities during the three months ended March 31, 2024 was primarily attributable to our net loss of $5.7 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $0.9 million and by non-cash items, including stock-based compensation of $0.7 million.

Investing Activities

During the three months ended March 31, 2025, the Company used no cash in investing activities.

During the three months ended March 31, 2024, the Company used cash of $6,000 in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2025, the Company was provided cash of $0.8 million which included net proceeds of $0.8 million for the issuance of common stock through the ATM activity.

During the three months ended March 31, 2024, the Company was provided cash of $0.2 million which included net proceeds of $0.2 million for the issuance of common stock through the ATM activity.

Off-Balance Sheet Transactions

At March 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

One of the Company’s contract manufacturers purchased raw materials for the benefit of the Company of $0.4 million at March 31, 2025 for which title to such materials had not transferred to the Company. The Company did not have any other non-cancelable contractual commitments as of March 31, 2025.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of March 31, 2025, the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our 2024 Form 10-K, we identified the following material weaknesses as of December 31, 2024: (1) ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and did not maintain the other components of the COSO framework, including appropriate risk assessment, control activities, information and communication, and monitoring activities components, relating to (i)sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning; (2) ineffective information technology (IT) general controls for certain information systems supporting its key financial reporting processes. Specifically, the Company did not design and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production and (d) operations controls to ensure appropriate interfacing between systems; (3) ineffective process-level controls which affect substantially all financial statement account balances and disclosures within the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the risk factors included below and other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2024 Form 10-K. Other than those included below, we believe that there have been no material changes to the risk factors described in the 2024 Form 10-K.

We may be unable to continue as a going concern if we do not successfully raise additional capital on favorable terms, or at all, or if we fail to generate sufficient revenue from operations.

Primarily as a result of our lack of revenue, history of losses to date and our lack of liquidity, there is substantial doubt as to our ability to continue as a going concern. As of March 31, 2025, we had total assets of approximately $7.8 million and total liabilities of approximately $4.5 million. We believe that our cash and cash equivalents as of March 31, 2025 will not be sufficient to fund our projected operating requirements beyond 2025. We expect to continue to incur significant expenses and operating losses for at least the next several years. Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this section and Part I, “Item 1A. Risk Factors” in the 2024 Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Our common stock is currently traded on the Nasdaq Stock Market (“Nasdaq”). On November 14, 2023, we were notified by Nasdaq that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On May 15, 2024, since the Company did not regain compliance by May 13, 2024, the Company requested, and was granted, an additional 180 calendar days to regain compliance with Bid Price Requirement expiring November 11, 2024.

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

On May 20, 2025, we were notified by Nasdaq that because we had not yet filed our Form 10-Q for the quarterly period ended March 31, 2025, we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Requirement”). We had until July 21, 2025, to submit a plan to regain compliance with the Filing Requirement. On July 7, 2025, we once again received a notice from Nasdaq that we were not in compliance with the Minimum Bid Price Requirement and, due to the fact we effected a reverse stock split within the prior year, we were not eligible for an extended compliance period. We requested a hearing to appeal the delisting of our common stock. This hearing was held on August 19, 2025. At this hearing, we presented our plan to regain compliance with the Minimum Bid Price Requirement. Separately, on August 21, 2025, we received a notice from Nasdaq that we were not in compliance with the Filing Requirement because we had not yet filed our 10-Q for the quarterly period ended June 30, 2025.

On August 27, 2025, we received a notice from Nasdaq that Nasdaq had granted our request to continue our listing on Nasdaq subject to (i) the Company regaining compliance with the Filing Requirement by filing its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 on or before September 30, 2025, and (ii) the Company demonstrating compliance with the Minimum Bid Price Requirement on or before October 30, 2025. On August 29, 2025, we filed a Definitive Proxy Statement for our Annual Shareholders Meeting to be held on September 26, 2025, at which our shareholders will have the opportunity to approve a reverse stock split proposal, the effect of which will allow us to demonstrate compliance with the Bid Price rule within the extension period granted by Nasdaq. On September 24, 2025, we filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, within the extension period granted by Nasdaq.

Our failure to regain compliance with the Minimum Bid Price Requirement on or before October 30, 2025 or any future non-compliance with Nasdaq listing requirements could result in Nasdaq taking steps to delist the Company’s common stock. Such a delisting would likely have a negative effect on the price of the Company’s common stock and would impair shareholders’ ability to sell or purchase the Company’s common stock. Any perception that we may not regain compliance for future noncompliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the first quarter of 2025, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2023)
3.3	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2024)
3.4	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2024)
3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.5	Form of Warrant to Purchase Common Stock issued in 2020 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.6	Form of Warrant to Purchase Common Stock issued in 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.7	Warrant Agent Agreement, dated January 31, 2023, by and between the Registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.8	Form of Pre-Funded Warrant issued in April 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.9	Form of Warrant issued in April 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.10	Form of Warrant issued in August 2024 (incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2024)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVANO INC.

Date: September 24, 2025	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: September 24, 2025	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)