Form 10-Q
period 2025-06-30
Movano Inc.
filed 2025-09-24
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

MOVANO INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$2,109	$7,902
Payroll tax credit, current portion	52	52
Vendor deposits	8	28
Inventory	2,479	2,046
Prepaid expenses and other current assets	238	362
Total current assets	4,886	10,390
Property and equipment, net	157	213
Right-of-use asset	509	600
Other assets	108	117
Total assets	$5,660	$11,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,791	$2,016
Deferred revenue	5	36
Other current liabilities	831	1,393
Total current liabilities	3,627	3,445
Noncurrent liabilities:
Other noncurrent liabilities	396	520
Total noncurrent liabilities	396	520
Total liabilities	4,023	3,965

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 8,301,204 and 6,840,291 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10	10
Additional paid-in capital	158,137	155,452
Accumulated deficit	(156,510)	(148,107)
Total stockholders’ equity	1,637	7,355
Total liabilities and stockholders’ equity	$5,660	$11,320

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$103	$—	$309	$852

COSTS AND EXPENSES:
Cost of revenue	362	380	1,004	1,595
Research and development	1,401	2,907	3,784	5,794
Sales, general and administrative	1,600	3,110	4,019	5,614
Total costs and expenses	3,363	6,397	8,807	13,003

Loss from operations	(3,260)	(6,397)	(8,498)	(12,151)

Other income (expense), net:
Interest and other income, net	35	207	95	241
Other income (expense), net	35	207	95	241

Net loss and total comprehensive loss	$(3,225)	$(6,190)	$(8,403)	$(11,910)

Net loss per share, basic and diluted	$(0.41)	$(0.93)	$(1.13)	$(2.30)

Weighted average shares used in computing net loss per share, basic and diluted	7,793,900	6,635,891	7,460,398	5,185,388

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Three Months Ended June 30, 2024	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2024	3,741,439	$6	$128,616	$(130,100)	$(1,478)
Stock-based compensation	—	—	1,544	—	1,544
Issuance of common stock in April 2024 sale	2,806,898	4	12,955	—	12,959
Issuance of pre-funded warrants in April 2024 sale	—	—	980	—	980
Issuance of common stock warrants in April 2024 sale	—	—	8,756	—	8,756
Issuance of common stock	45,561	—	185	—	185
Issuance of common stock upon exercise of options	2,667	—	15	—	15
Vesting of early exercised stock options	—	—	7	—	7
Net loss	—	—	—	(6,190)	(6,190)
Balance at June 30, 2024	6,596,565	$10	$153,058	$(136,290)	$16,778

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Six Months Ended June 30, 2024	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	3,723,218	$6	$127,823	$(124,380)	$3,449
Stock-based compensation	—	—	2,161	—	2,161
Issuance of common stock in April 2024 sale	2,806,898	4	12,955	—	12,959
Issuance of pre-funded warrants in April 2024 sale	—	—	980	—	980
Issuance of common stock warrants in April 2024 sale	—	—	8,756	—	8,756
Issuance of common stock	63,782	—	349	—	349
Issuance of common stock upon exercise of options	2,667	—	15	—	15
Vesting of early exercised stock options	—	—	19	—	19
Net loss	—	—	—	(11,910)	(11,910)
Balance at June 30, 2024	6,596,565	$10	$153,058	$(136,290)	$16,778

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Three Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2025	7,036,475	$10	$156,509	$(153,285)	$3,234
Stock-based compensation	—	—	780	—	780
Issuance of common stock	1,264,729	—	848	—	848
Net loss	—	—	—	(3,225)	(3,225)
Balance at June 30, 2025	8,301,204	$10	$158,137	$(156,510)	$1,637

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Six Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	6,840,291	$10	$155,452	$(148,107)	$7,355
Stock-based compensation	—	—	1,079	—	1,079
Issuance of common stock	1,460,913	—	1,606	—	1,606
Net loss	—	—	—	(8,403)	(8,403)
Balance at June 30, 2025	8,301,204	$10	$158,137	$(156,510)	$1,637

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,403)	$(11,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	79
Stock-based compensation	1,079	2,161
Noncash lease expense	8	121
Changes in operating assets and liabilities:
Payroll tax credit	—	331
Inventory	(433)	(676)
Prepaid expenses, vendor deposits and other current assets	144	49
Other assets	(10)	—
Accounts payable	775	(1,580)
Deferred revenue	(31)	(1,252)
Other current and noncurrent liabilities	(603)	374
Net cash used in operating activities	(7,399)	(12,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(6)
Net cash used in investing activities	—	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, pre-funded warrants and common stock warrants in April 2024 sale, net of issuance costs	—	22,695
Issuance of common stock, net of issuance costs	1,606	349
Issuance of common stock upon exercise of stock options	—	15
Net cash provided by financing activities	1,606	23,059

Net increase/(decrease) in cash and cash equivalents	(5,793)	10,750
Cash and cash equivalents at beginning of period	7,902	6,118
Cash and cash equivalents at end of period	$2,109	$16,868

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$—	$19
Unpaid issuance costs recorded in accounts payable and other current liabilities	$—	$6
Issuance of common stock warrants in April 2024 sale	$—	$8,756
Right of use asset recorded for operating lease liability	$—	$544

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

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

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the three and six months ended June 30, 2025 and 2024, respectively.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through June 30, 2025, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

Through June 30, 2025, the Company has received gross proceeds of approximately $9.3 million from an at-the-market issuance (ATM) program. The ATM program was terminated in May 2025 upon the expiration of the Company’s Registration Statement on Form S-3 (See Note 7). The Company expects to require additional financing to fund its future planned operations, including research and development and commercialization of its products. The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $156.5 million as of June 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. The Company’s existence is dependent upon management’s ability to obtain additional funding sources and the Company believes that its cash and cash equivalents as of June 30, 2025 will not be sufficient to fund our projected operating requirements beyond 2025. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

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

The following table is a summary of the significant expenses and consolidated net loss provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Revenue	$103	$—	$309	$852
Less:
Cost of revenue (1)	362	357	1,003	1,561
Research and development (1)	1,115	2,269	3,403	4,972
Sales, general and administrative (1)	1,106	2,227	3,322	4,309
Other segment expenses (2)	745	1,337	984	1,920
Consolidated net loss	$(3,225)	$(6,190)	$(8,403)	$(11,910)

(1)	Excludes stock-based compensation expense. The significant expense categories align with the information that is regularly provided to the CODM.

(2)	Other segment expenses include stock-based compensation expense and interest and other expense, net.

Cash and Cash Equivalents

The Company invests its excess cash primarily in money market funds, commercial paper, and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts and institutional money market funds. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of June 30, 2025 at one financial institution that totaled approximately $0.1 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

The Company is dependent on third-party manufacturers to supply products for manufacturing as well as research and development activities. These programs could be adversely affected by a significant interruption in the supply of such materials.

The Company has no financial instruments with off-balance sheet risk of loss.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

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

Software Development Costs

Costs related to software development are included in research and development expense until the point that technological feasibility is reached, which, for the Company’s product, will be shortly before the product is released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the product. During the three and six months ended June 30, 2025 and 2024, no software development costs were capitalized, and no amortization was recognized.

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

For the three and six months ended June 30, 2025 and 2024

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

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. Customer payments are made up-front upon the purchase of products and services. The Company has no accounts receivable as of June 30, 2025 or December 31, 2024, respectively. There were no contract assets at June 30, 2025 or December 31, 2024.

The Company records a contract liability for deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. Deferred revenue at June 30, 2025 and December 31, 2024 was $5,000 and $36,000, respectively. As of June 30, 2025, the Company expects 100% of total deferred revenue to be realized in less than a year.

The Company offers limited rights of return for a 60-day right of return, whereby customers may return the Evie Ring Elements. The Company’s estimate of future returns requires significant judgement. The Company estimates reserves based on data specific to each reporting period and historical trends to date. The estimate is adjusted each period for actual returns received. The returns reserve is recorded as a reduction of revenue and recognized in other current liabilities. As of June 30, 2025 and December 31, 2024, the balance of product return provisions included in other current liabilities is $43,000 and $0.1 million, respectively.

The Company collects sales taxes at the point of sale and remits the taxes to the proper state authorities. Sales tax is excluded from the measurement of the transaction price.

Shipping and handling costs are incurred as part of fulfillment activities with customers and are included as a component of cost of revenue.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

Costs of Revenue

Costs of revenue consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, customer support, data hosting services and other costs, which are directly attributable to the production of the Company’s product. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of goods sold.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively and $38,000 and $25,000 for the three months ended June 30, 2025 and 2024, respectively. These costs are included in “Sales, general and administrative expenses” in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and six months ended June 30, 2025 and 2024, respectively.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company does not have any expected income taxes in any jurisdiction as of June 30, 2025.

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

For the three and six months ended June 30, 2025 and 2024

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

Fair Value Measurements

	June 30, 2025
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$1,787	$1,787	$—	$—
Total cash equivalents	$1,787	$1,787	$—	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$7,158	$7,158	$—	$—
Total cash equivalents	$7,158	$7,158	$—	$—

Note 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents:
Cash	$322	$744
Money market funds	1,787	7,158
Total cash and cash equivalents	$2,109	$7,902

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

Note 5 – BALANCE SHEET COMPONENTS

Inventory as of June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$2,222	$1,845
Finished goods	257	201
Total inventory	$2,479	$2,046

Property and equipment, net, as of June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Office equipment and furniture	$260	$260
Software	144	144
Test equipment	310	310
Total property and equipment	714	714
Less: accumulated depreciation	(557)	(501)
Total property and equipment, net	$157	$213

Total depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2025 was approximately $27,000 and $56,000, respectively. Total depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2024 was approximately $27,000 and $70,000, respectively.

Note 6 – Other Current Liabilities

Other current liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued compensation	$135	$324
Accrued research and development	81	235
Accrued vacation	147	307
Lease liabilities, current portion	226	186
Other	242	341
	$831	$1,393

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

Note 7 – Common Stock

As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, 8,301,204 and 6,840,291 shares were outstanding, respectively.

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

In June 2024, the Company replaced B. Riley Securities with Jones Trading as the Sales Agent for the Issuance Agreement.

During the three months ended June 30, 2025 and 2024, the Company issued and sold an aggregate of 1,264,729 and 45,561 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $0.77 and $6.29 per share and received net proceeds of $0.9 million and $0.2 million, respectively. During the six months ended June 30, 2025 and 2024, the Company issued and sold an aggregate of 1,460,913 and 63,782 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $1.20 and $7.27 per share and received net proceeds of $1.6 million and $0.3 million, respectively. As of June 30, 2025, the Issuance Agreement had been terminated as a result of the expiration of the Company’s Registration Statement on Form S-3.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at June 30, 2025 is summarized as follows:

June 30,
2025
Warrants to purchase common stock	3,513,919
Stock options outstanding	773,699
Stock options available for future grants	782,641
Shares subject to restricted stock units	615,939
Total	5,686,198

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

Note 8 – Common Stock Warrants

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2025:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2024	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, June 30, 2025	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$21.00	19,536	—	—	(19,536)	—	—	April 2025
Preferred B Placement Warrants	April 2019	$31.50	30,920	—	—	(30,920)	—	—	April 2025
Convertible Notes Placement Warrants	August 2020	$38.55	11,455	—	—	—	—	11,455	August 2025
Underwriter Warrants	March 2021	$90.00	63,798	—	—	—	—	63,798	March 2026
January 2023 warrants	January 2023	$23.55	154,800	—	—	—	—	154,800	January 2028
February 2023 warrants	February 2023	$23.55	23,220	—	—	—	—	23,220	February 2028
August 2023 warrants	August 2023	$18.60	13,441	—	—	—	—	13,441	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.02	209,936	—	—	—	—	209,936	April 2029
April 2024 warrants	April 2024	$6.11	3,015,172	—	—	—	—	3,015,172	April 2029
August 2024 warrants	August 2024	$6.11	22,097	—	—	—	—	22,097	August 2029
			3,564,375	—	—	(50,456)	—	3,513,919

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2024:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2023	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, June 30, 2024	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$21.00	19,536	—	—	—	—	19,536	April 2025
Preferred B Placement Warrants	April 2019	$31.50	30,920	—	—	—	—	30,920	April 2025
Convertible Notes Placement Warrants	August 2020	$38.55	11,455	—	—	—	—	11,455	August 2025
Underwriter Warrants	March 2021	$90.00	63,798	—	—	—	—	63,798	March 2026
January 2023 warrants	January 2023	$23.55	154,800	—	—	—	—	154,800	January 2028
February 2023 warrants	February 2023	$23.55	23,220	—	—	—	—	23,220	February 2028
August 2023 warrants	August 2023	$18.60	13,441	—	—	—	—	13,441	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.020	—	209,936	—	—	—	209,936	April 2029
April 2024 warrants	April 2024	$6.11	—	3,015,172	—	—	—	3,015,172	April 2029
			317,170	3,225,108	—	—	—	3,542,278

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

Note 9 – Stock-based Compensation

2019 Equity Incentive Plan

As of June 30, 2025, the Company had 661,030 shares available for future grant pursuant to the 2019 Incentive Plan.

2021 Employment Inducement Plan

As of June 30, 2025, the Company had 121,611 shares available for future grant under the 2021 Inducement Plan.

Stock Options

Stock option activity for the six months ended June 30, 2025 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2024	721,399	$21.98	7.2 years	$11
Granted	53,300	$5.28
Exercised	—	$—
Cancelled	(1,000)	$34.81
Outstanding at June 30, 2025	773,699	$22.41	6.8 years	$—

Exercisable as of June 30, 2025	658,619	$21.97	6.7 years	$—

Vested and expected to vest as of June 30, 2025	765,426	$22.41	6.8 years	$—

The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 and 2024, was $3.19 and $3.57, respectively. During the six months ended June 30, 2025, no options were exercised. During the six months ended June 30, 2024, options were exercised for proceeds of $15,200. The fair value of the 21,300 and 314,070 options that vested during the six months ended June 30, 2025 and 2024 was approximately $0.3 million and $2.1 million, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024

Dividend yield	—%	—%
Expected volatility	65.16%	51.6%
Risk-free interest rate	4.39%	4.26%
Expected life	5.46 years	5.0 years

Dividend Rate—The expected dividend rate was assumed to be zero, as the Company had not previously paid dividends on common stock and has no current plans to do so.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

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

The Company has recorded stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$—	$23	$1	$34
Research and development	71	638	166	822
Sales, general and administrative	179	883	382	1,305
	$250	$1,544	$549	$2,161

As of June 30, 2025, unamortized compensation expense related to unvested stock options was approximately $0.8 million, which is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Units

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

The Company measures the fair value of Employee RSUs and Director RSUs on the grant date of the award. For the Employee RSUs, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For Director RSUs stock-based compensation expense is recognized immediately.

The following table summarizes the activity related to the Company’s restricted stock units (“RSUs”):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, March 31, 2025	—	—
Granted	615,939	$0.86
Vested	615,939	$0.86
Vested and converted to shares	—	—
Forfeited or cancelled	—	—
Balance, June 30, 2025	615,939	$0.86

The Company has recorded stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 related to the issuance of RSUs to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$—	$—	$—	$—
Research and development	215	—	215	—
Sales, general and administrative	315	—	315	—
	$530	$—	$530	$—

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

Note 10 – Commitments and Contingencies

Operating and Finance Leases

As of June 30, 2025, the Company has lease agreements for the Corporate headquarters and laboratory space.

The balances of the operating and finance lease related accounts as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30,	December 31,
Operating and Finance leases	2025	2024
Right-of-use assets	$509	$600
Operating lease liabilities - Short-term	$208	$169
Operating lease liabilities - Long-term	$387	$502
Finance lease liabilities - Short-term	$18	$17
Finance lease liabilities - Long-term	$9	$18

The short-term lease liabilities and the long-term lease liabilities are included in other current liabilities and other noncurrent liabilities, respectively, on the Company’s condensed consolidated balance sheets.

The components of lease expense and supplemental cash flow information as of and for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Lease Cost:
Operating lease cost	$53	$61	$116	$124

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the period ended	$58	$67	$168	$126
Weighted average remaining lease term - operating leases (in years)	2.5	3.4	2.5	3.4
Average discount rate - operating leases	10.00%	10.00%	10.00%	10.00%
Weighted average remaining lease term - financing leases (in years)	1.6	2.4	1.6	2.4
Average discount rate - financing leases	15.08%	15.08%	15.08%	15.08%

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

Future minimum lease payments for the operating and finance leases are as follows as of June 30, 2025 (in thousands):

2025 remaining	$142
2026	290
2027	280
Total lease payments	712
Less: Interest	(90)
Total lease liabilities	$622

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

No amounts associated with such indemnifications have been recorded as of June 30, 2025.

Non-cancelable Obligations

One of the Company’s contract manufacturers purchased raw materials for the benefit of the Company of $0.3 million at June 30, 2025 for which title to such materials had not transferred to the Company. The Company did not have any other non-cancelable contractual commitments as of June 30, 2025.

Royalty Commitments

The Company is required to make certain usage-based royalty payments to a vendor. The royalty amount is calculated based on the number of Evie Rings shipped, as adjusted for returns and refunds to customers, and the number of specified algorithms developed by the vendor that are included on the Evie Rings. The maximum amount of the royalty commitment is approximately $6.1 million, and the amount of the research and development expenses paid to the vendor will reduce the total royalty commitment amount. Through June 30, 2025, the Company has paid research and development expenses of approximately $0.9 million to the vendor. The amount of the royalty calculation for the three and six months ended June 30, 2025 and 2024 was not significant.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

Note 11 – NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(3,225)	$(6,190)	$(8,403)	$(11,910)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	7,793,900	6,635,891	7,460,398	5,185,388

Net loss per share, basic and diluted	$(0.41)	$(0.93)	$(1.13)	$(2.30)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the six months ended June 30, 2025 and 2024 because including them would have been antidilutive are as follows:

	Six Months Ended June 30,
	2025	2024
Shares subject to options to purchase common stock	773,699	754,504
Shares subject to restricted stock units	615,939	—
Shares subject to warrants to purchase common stock	3,303,983	3,332,342
Total	4,693,621	4,086,846

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

During the three months ended September 30, 2025, the Company granted 797,387 RSUs to Employees (“Employee RSUs”) in lieu of salary for the period from July 1, 2025, to September 30, 2025, which vest over that period based upon continued service. The Company also granted 95,149 RSUs to Directors (“Director RSUs”) in lieu of quarterly cash compensation for the period from July 1, 2025, to September 30, 2025, which vest immediately on the grant date. The awards are to be converted into shares on the earlier of (a) the date of a Change of Control, (b) promptly following the date of grantee’s separation of service, and (c) December 31, 2025.

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

We have incurred net losses in each year since inception. Our losses were $8.4 million and $11.9 million for the six months ended June 30, 2025 and 2024, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations.

As of June 30, 2025, we had $2.1 million in available cash and cash equivalents.

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

There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2025, as compared to those disclosed in the 2024 Form 10-K.

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

Results of Operations

Three and six months ended June 30, 2025 and 2024

Our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 as discussed herein are presented below.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except share and per share data)				(in thousands, except share and per share data)

Revenue	$103	$—	$103	n/a	$309	$852	$(543)	-64%

OPERATING EXPENSES:
Cost of revenue	362	380	(18)	-5%	1,004	1,595	(591)	-37%
Research and development	1,401	2,907	(1,506)	-52%	3,784	5,794	(2,010)	-35%
Sales, general and administrative	1,600	3,110	(1,510)	-49%	4,019	5,614	(1,595)	-28%
Total operating expenses	3,363	6,397	(3,034)	-47%	8,807	13,003	(4,196)	-32%

Loss from operations	(3,260)	(6,397)	3,137	49%	(8,498)	(12,151)	3,653	30%

Other income (expense), net:
Interest and other income, net	35	207	(172)	-83%	95	241	(146)	-61%
Other income (expense), net	35	207	(172)	-83%	95	241	(146)	-61%

Net loss	$(3,225)	$(6,190)	$2,965	48%	$(8,403)	$(11,910)	$3,507	29%

Revenue

Revenue totaled $0.1 million and $0 for the three months ended June 30, 2025 and 2024, respectively. The transfer of control of the Evie Ring Elements began in the first quarter of 2024, was completed in the second quarter of 2024, then re-started in the third quarter of 2024. However, customer refunds and returns during the second quarter of 2024 offset the recognition of revenue for that quarter.

Revenue totaled $0.3 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. This decrease of $0.6 million was due to a reduction in marketing effort, leading to lower sales volume and the corresponding recognition of revenue upon the transfer of control of the Evie Ring Elements, which began in the first quarter of 2024.

Cost of revenue

Cost of revenue totaled $0.4 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. Cost of revenue for the three months ended June 30, 2025 included direct costs of $0.3 million related to the transfer of control of the various Evie Ring Elements and $0.1 million for labor and related stock-based compensation. Cost of revenue for the three months ended June 30, 2024 included direct costs of $0.4 million related to the transfer of control of the various Evie Ring Elements.

Cost of revenue totaled $1.0 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. This decrease of $0.6 million was primarily due to lower revenue for the six months ended June 30, 2025 compared to the six months ended June 30, 2025. Cost of revenue for the six months ended June 30, 2025 included direct costs of $0.6 million related to the transfer of control of the various Evie Ring Elements, $0.3 million for labor and related stock-based compensation, and $0.1 million of order processing, shipping and fulfillment costs. Cost of revenue for the six months ended June 30, 2024 included direct costs of $1.3 million related to the transfer of control of the various Evie Ring Elements, $0.2 million of order processing, shipping and fulfillment costs, and $0.1 million for inventory that was designated as scrap materials.

Research and Development

Research and development expenses totaled $1.4 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively. This decrease of $1.5 million was due primarily to lower research and laboratory expenses and other professional fees. Research and development expenses for the three months ended June 30, 2025 included expenses related to employee compensation of $0.9 million and other professional fees of $0.4 million. Research and development expenses for the three months ended June 30, 2024 included expenses related to employee compensation of $1.9 million, other professional fees of $0.7 million, research and laboratory expenses of $0.1 million, and other expenses of $0.2 million.

Research and development expenses totaled $3.8 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively. This decrease of $2.0 million was due primarily to lower research and laboratory expenses and other professional fees. Research and development expenses for the six months ended June 30, 2025 included expenses related to employee compensation of $2.1 million, other professional fees of $1.3 million, research and laboratory expenses of $0.2 million, and other expenses of $0.2 million. Research and development expenses for the six months ended June 30, 2024 included expenses related to employee compensation of $3.3 million, other professional fees of $1.4 million, research and laboratory expenses of $0.7 million, and other expenses of $0.4 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $1.6 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively. This decrease of $1.5 million was due primarily to lower headcount with respect to sales, general and administrative employees and decreased marketing costs. Sales, general and administrative expenses for the three months ended June 30, 2025 included expenses related to employee and board of director compensation of $0.7 million, professional and consulting fees of $0.5 million, and other expenses of $0.3 million. Sales, general and administrative expenses for the three months ended June 30, 2024 included expenses related to employee and board of director compensation of $1.8 million, professional and consulting fees of $0.8 million, and other expenses of $0.5 million.

Sales, general and administrative expenses totaled $4.0 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively. This decrease of $1.6 million was due primarily to lower headcount with respect to sales, general and administrative employees and decreased marketing costs, offset by increased stock compensation expenses related to the issuance of new option grants. Sales, general and administrative expenses for the six months ended June 30, 2025 included expenses related to employee and board of director compensation of $1.6 million, professional and consulting fees of $1.4 million, and other expenses of $0.9 million. Sales, general and administrative expenses for the six months ended June 30, 2024 included expenses related to employee and board of director compensation of $3.0 million, professional and consulting fees of $1.5 million, and other expenses of $1.1 million.

Loss from Operations

Loss from operations was $3.3 million for the three months ended June 30, 2025, as compared to $6.4 million for the three months ended June 30, 2024.

Loss from operations was $8.5 million for the six months ended June 30, 2025, as compared to $12.2 million for the six months ended June 30, 2024.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2025 was a net other income of $35,000 as compared to a net other income of $0.2 million for the three months ended June 30, 2024.

Other income (expense), net for the six months ended June 30, 2025 was a net other income of $95,000 as compared to a net other income of $0.2 million for the six months ended June 30, 2024.

Net Loss

As a result of the foregoing, net loss was $3.2 million for the three months ended June 30, 2025, as compared to $6.2 million for the three months ended June 30, 2024.

As a result of the foregoing, net loss was $8.4 million for the six months ended June 30, 2025, as compared to $11.9 million for the six months ended June 30, 2024.

Liquidity and Capital Resources

At June 30, 2025, we had cash and cash equivalents totaling $2.1 million. During the six months ended June 30, 2025, we used $7.4 million of cash in our operating activities. On August 6, 2025, we entered into a Loan Agreement and Promissory Note pursuant to which we obtained $1,500,000 in bridge financing. However, our cash and cash equivalents are not expected to be sufficient to fund our operations beyond 2025. We will require additional investment capital or other funding during the second half of fiscal 2025 to support our current business and growth plan.  We are currently exploring various possible financing options that may be available to us, which may include a sale of our securities and/or strategic partnership transactions.  We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed funds, our financial condition and results of operations may be materially adversely affected, and we may not be able to continue operations.

In August 2022, we entered into an at-the-market issuance (“ATM”) agreement to sell shares of our common stock for aggregate gross proceeds of up to $50.0 million, from time to time, through an ATM equity offering program. During the six months ended June 30, 2025, we sold an aggregate of 1,460,913 shares of common stock through the ATM program for proceeds of approximately $1.6 million, net of issuance costs. The ATM program was expired as of June 30, 2025.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(7,399)	$(12,303)
Net cash used in investing activities	—	(6)
Net cash provided by financing activities	1,606	23,059
Net increase/(decrease) in cash and cash equivalents	$(5,793)	$10,750

Operating Activities

During the six months ended June 30, 2025, the Company used cash of $7.4 million in operating activities, as compared to $12.3 million used in operating activities during the six months ended June 30, 2024.

The $7.4 million used in operating activities during the six months ended June 30, 2025 was primarily attributable to our net loss of $8.4 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $0.2 million and by non-cash items, including stock-based compensation, totaling $1.2 million.

The $12.3 million used in operating activities during the six months ended June 30, 2024 was primarily attributable to our net loss of $11.9 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $2.8 million and by non-cash items, including stock-based compensation of $2.4 million.

Investing Activities

During the six months ended June 30, 2025, the Company used no cash in investing activities.

During the six months ended June 30, 2024, the Company used cash of $6,000 in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2025, the Company was provided cash of $1.6 million which included net proceeds of $1.6 million for the issuance of common stock through the ATM activity.

During the six months ended June 30, 2024, the Company was provided cash of $23.1 million which included net proceeds of $22.7 million from the issuance of common stock, pre-funded warrants and common stock warrants, and net proceeds of $0.3 million for the issuance of common stock through the ATM activity and the exercise of common stock options.

Off-Balance Sheet Transactions

At June 30, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

One of the Company’s contract manufacturers purchased raw materials for the benefit of the Company of $0.3 million at June 30, 2025 for which title to such materials had not transferred to the Company. The Company did not have any other non-cancelable contractual commitments as of June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of June 30, 2025, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Primarily as a result of our lack of revenue, history of losses to date and our lack of liquidity, there is substantial doubt as to our ability to continue as a going concern. As of June 30, 2025, we had total assets of approximately $5.7 million and total liabilities of approximately $4.0 million. We believe that our cash and cash equivalents as of June 30, 2025 will not be sufficient to fund our projected operating requirements beyond 2025. We expect to continue to incur significant expenses and operating losses for at least the next several years. Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this section and Part I, “Item 1A. Risk Factors” in the 2024 Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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