Form 10-Q
period 2025-09-30
Movano Inc.
filed 2025-11-14
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 12, 2025, there were 834,857 shares of our common stock, par value $0.0001 per share, outstanding.

MOVANO INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Movano Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$2,000	$7,902
Payroll tax credit, current portion	52	52
Vendor deposits	62	28
Inventory	2,473	2,046
Prepaid expenses and other current assets	276	362
Total current assets	4,863	10,390
Property and equipment, net	129	213
Right-of-use asset	463	600
Other assets	102	117
Total assets	$5,557	$11,320

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,872	$2,016
Deferred revenue	8	36
Bridge loan (related party) (Note 5)	2,965	—
Other current liabilities	1,081	1,393
Total current liabilities	6,926	3,445
Noncurrent liabilities:
Other noncurrent liabilities	332	520
Total noncurrent liabilities	332	520
Total liabilities	7,258	3,965

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 834,908 and 684,029 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	10	10
Additional paid-in capital	158,828	155,452
Accumulated deficit	(160,539)	(148,107)
Total stockholders’ equity (deficit)	(1,701)	7,355
Total liabilities and stockholders’ equity (deficit)	$5,557	$11,320

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$80	$50	$389	$902

COSTS AND EXPENSES:
Cost of revenue	280	845	1,284	2,440
Research and development	1,166	3,404	4,950	9,198
Sales, general and administrative	1,225	3,180	5,244	8,794
Total costs and expenses	2,671	7,429	11,478	20,432

Loss from operations	(2,591)	(7,379)	(11,089)	(19,530)

Other income (expense), net:
Interest expense (related party)	(1,503)	—	(1,503)	—
Interest and other income, net	65	178	160	419
Other income (expense), net	(1,438)	178	(1,343)	419

Net loss and total comprehensive loss	$(4,029)	$(7,201)	$(12,432)	$(19,111)

Net loss per share, basic and diluted	$(4.73)	$(10.56)	$(15.91)	$(33.34)

Weighted average shares used in computing net loss per share, basic and diluted	851,090	681,634	781,461	573,300

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Three Months Ended September 30, 2024	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	659,657	$10	$153,058	$(136,290)	$16,778
Stock-based compensation	—	—	534	—	534
Common stock issuance costs	—	—	(65)	—	(65)
Issuance of common stock warrants	—	—	60	—	60
Issuance of common stock	3,694	—	141	—	141
Vesting of early exercised stock options	—	—	4	—	4
Net loss	—	—	—	(7,201)	(7,201)
Balance at September 30, 2024	663,351	$10	$153,732	$(143,491)	$10,251

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Nine Months Ended September 30, 2024	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	372,322	$6	$127,823	$(124,380)	$3,449
Stock-based compensation	—	—	2,695	—	2,695
Issuance of common stock in April 2024 sale, net of issuance costs	280,690	4	12,890	—	12,894
Issuance of pre-funded warrants in April 2024 sale	—	—	980	—	980
Issuance of common stock warrants in April 2024 sale	—	—	8,756	—	8,756
Issuance of common stock warrants	—	—	60	—	60
Issuance of common stock	10,072	—	490	—	490
Issuance of common stock upon exercise of options	267	—	15	—	15
Vesting of early exercised stock options	—	—	23	—	23
Net loss	—	—	—	(19,111)	(19,111)
Balance at September 30, 2024	663,351	$10	$153,732	$(143,491)	$10,251

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
Three Months Ended September 30, 2025	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2025	830,120	$10	$158,137	$(156,510)	$1,637
Stock-based compensation	—	—	691	—	691
Net exercise of pre-funded warrants	4,788	—	—	—	—
Net loss	—	—	—	(4,029)	(4,029)
Balance at September 30, 2025	834,908	$10	$158,828	$(160,539)	$(1,701)

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
Nine Months Ended September 30, 2025	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2024	684,029	$10	$155,452	$(148,107)	$7,355
Stock-based compensation	—	—	1,770	—	1,770
Net exercise of pre-funded warrants	4,788	—	—	—	—
Issuance of common stock for cash	146,091	—	1,606	—	1,606
Net loss	—	—	—	(12,432)	(12,432)
Balance at September 30, 2025	834,908	$10	$158,828	$(160,539)	$(1,701)

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,432)	$(19,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	128
Stock-based compensation	1,770	2,695
Noncash lease expense	11	157
Amortization of debt discount (related party)	1,465	—
Interest expense on bridge loan (related party)	38	—
Non-cash compensation related to common stock warrants issued to strategic advisory group	—	60
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Payroll tax credit	—	331
Inventory	(427)	(919)
Prepaid expenses, vendor deposits and other current assets	52	365
Other assets	(13)	(31)
Accounts payable	846	(1,216)
Deferred revenue	(28)	(1,232)
Other current and noncurrent liabilities	(402)	793
Net cash used in operating activities	(9,008)	(17,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(3)
Net cash used in investing activities	—	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan (related party)	1,500	—
Issuance of common stock, pre-funded warrants and common stock warrants in April 2024 sale, net of issuance costs	—	22,630
Issuance of common stock, net of issuance costs	1,606	490
Issuance of common stock upon exercise of stock options	—	15
Net cash provided by financing activities	3,106	23,135

Net increase/(decrease) in cash and cash equivalents	(5,902)	5,154
Cash and cash equivalents at beginning of period	7,902	6,118
Cash and cash equivalents at end of period	$2,000	$11,272

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2	$5
Cash paid for taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$—	$23
Issuance of common stock warrants in April 2024 sale	$—	$8,756
Right of use asset recorded for operating lease liability	$—	$514
Original issue discount on bridge loan	$3,000	$—
Issuance costs on bridge loan (related party) recorded in accounts payable	$10	$—
Accrued interest on bridge loan (related party) in other current liabilities	$28	$—
Amortization of original issue discount on bridge loan (related party)	$1,465	$—

See accompanying notes to condensed consolidated financial statements.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

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

On April 28, 2021, the Company established Movano Ireland Limited, organized under the laws of Ireland, as a wholly owned subsidiary of the Company. Operations and activity at the wholly owned subsidiary were not significant for the three and nine months ended September 30, 2025 and 2024, respectively.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception and expects to continue to incur net losses for the foreseeable future. Through September 30, 2025, the Company has relied primarily on the proceeds from equity offerings and a secured $1.5 million loan to finance its operations.

On November 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Thor Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Corvex, Inc., a Delaware corporation (“Corvex”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Corvex (the “Merger”), with Corvex continuing as a wholly-owned subsidiary of the Company and the surviving company of the Merger (See Note 13).

Through September 30, 2025, the Company has received gross proceeds of approximately $9.3 million from an at-the-market issuance (ATM) program. The ATM program was terminated in May 2025 upon the expiration of the Company’s Registration Statement on Form S-3 (See Note 8). In connection with entry into the Merger Agreement, (1) the Company raised $3.0 million in equity capital pursuant to the Series A Subscription Agreement (the “Series A Financing”), (2) the Company entered into a $1.0 billion Equity Facility with Chardan Capital Markets LLC (the “Equity Facility”), and (3) Corvex has raised $37.1 million of equity capital in a private placement transaction (the “Corvex Concurrent Financing”) (See Note 13). The Company expects to require additional financing to fund its future planned operations. The Company will likely raise additional capital through the issuance of equity, including through sales under the Equity Facility, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $160.5 million as of September 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues. The Company’s existence is dependent upon management’s ability to consummate the merger and to raise additional capital. The Company believes that its cash and cash equivalents as of September 30, 2025 with the additional $3.0 million raised in the Series A Financing in November 2025 will not be sufficient to fund its projected operating requirements beyond the first quarter of 2026 without raising further capital or completing the Merger. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company will not be able to raise additional capital under the Equity Facility until a Registration Statement on Form S-1 covering the sales thereunder is filed and declared effective by the United States Securities and Exchange Commission (the “SEC”), and adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise additional capital, it would be forced to delay, reduce, or eliminate its operations. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

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

2025 Reverse Stock Split

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

On October 10, 2025, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock (the “2025 Reverse Stock Split”). As a result of the 2025 Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 10, 2025 was automatically converted into one-10th (1/10X) of a share of common stock. The 2025 Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2025 Reverse Stock Split would result in a stockholder owning a fractional share. If the split results in fractional shares, then the number of shares for the stockholder is rounded upward. No cash was issued for fractional shares as part of the 2025 Reverse Stock Split.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

The 2025 Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All outstanding stock options, restricted stock units and warrants entitling their holders to obtain shares of the Company’s common stock were adjusted, as required by the terms of these securities.

All common share and per-share amounts in this Form 10-Q have been retroactively restated to reflect the effect of the 2025 Reverse Stock Split.

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

The following table is a summary of the significant expenses and consolidated net loss provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Revenue	$80	$50	$389	$902
Less:
Cost of revenue (1)	276	842	1,279	2,402
Research and development (1)	819	3,260	4,222	8,232
Sales, general and administrative (1)	885	2,793	4,207	7,103
Other segment expenses (2)	2,129	356	3,113	2,276
Consolidated net loss	$(4,029)	$(7,201)	$(12,432)	$(19,111)

(1)	Excludes stock-based compensation expense. The significant expense categories align with the information that is regularly provided to the CODM.

(2)	Other segment expenses include stock-based compensation expense and interest and other income, net.

Cash and Cash Equivalents

The Company invests its excess cash primarily in money market funds, commercial paper, and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts and institutional money market funds. The amounts deposited in the money market accounts may from time to time exceed federally insured limits. The Company has not experienced any losses related to money market accounts and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

The Company is dependent on third-party manufacturers to supply products for manufacturing as well as research and development activities. These programs could be adversely affected by a significant interruption in the supply of such materials.

The Company has no financial instruments with off-balance sheet risk of loss.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

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

Software Development Costs

Costs related to software development are included in research and development expense until the point that technological feasibility is reached, which, for the Company’s product, will be shortly before the product is released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the product. During the three and nine months ended September 30, 2025 and 2024, no software development costs were capitalized, and no amortization was recognized.

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

For the three and nine months ended September 30, 2025 and 2024

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

The sales of the Evie Ring Elements include an assurance warranty. Estimated assurance warranties for the three and nine months ended September 30, 2025 and 2024 were not material.

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. Customer payments are made up-front upon the purchase of products and services. The Company has no accounts receivable as of September 30, 2025 or December 31, 2024, respectively. There were no contract assets at September 30, 2025 or December 31, 2024.

The Company records a contract liability for deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. Deferred revenue at September 30, 2025 and December 31, 2024 was $8,000 and $36,000, respectively. As of September 30, 2025, the Company expects 100% of total deferred revenue to be realized in less than a year.

The Company offers limited rights of return for a 60-day right of return, whereby customers may return the Evie Ring Elements. The Company’s estimate of future returns requires significant judgement. The Company estimates reserves based on data specific to each reporting period and historical trends to date. The estimate is adjusted each period for actual returns received. The returns reserve is recorded as a reduction of revenue and recognized in other current liabilities. As of September 30, 2025 and December 31, 2024, the balance of product return provisions included in other current liabilities is $11,000 and $0.1 million, respectively.

The Company collects sales taxes at the point of sale and remits the taxes to the proper state authorities. Sales tax is excluded from the measurement of the transaction price.

Shipping and handling costs are incurred as part of fulfillment activities with customers and are included as a component of cost of revenue.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

Costs of Revenue

Costs of revenue consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, customer support, data hosting services and other costs, which are directly attributable to the production of the Company’s product. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of goods sold.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively and $3,000 and $49,000 for the three months ended September 30, 2025 and 2024, respectively. These costs are included in “Sales, general and administrative expenses” in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and nine months ended September 30, 2025 and 2024, respectively.

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

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company does not have any expected income taxes in any jurisdiction as of September 30, 2025.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this accounting standard on December 31, 2024. The adoption has no impact on our financial statements nor resulted in incremental disclosures within the footnotes to the consolidated financial statements. See Note 2 under “Segment Information” for additional information

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The pronouncement’s amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this guidance on a prospective basis in the annual financial statements for the year ending December 31, 2025. As it only requires additional disclosures, this pronouncement will not have a significant impact on the Company’s consolidated financial condition or results of operations.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update (i) remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40, (ii) specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements, (iii) clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs, and (iv) supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. The pronouncement’s amendments are effective for all entities for annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this pronouncement and does not expect that it has a significant impact on the Company’s consolidated financial condition or results of operations.

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

For the three and nine months ended September 30, 2025 and 2024

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

Fair Value Measurements

	September 30, 2025
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$1,707	$1,707	$—	$—
Total cash equivalents	$1,707	$1,707	$—	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$7,158	$7,158	$—	$—
Total cash equivalents	$7,158	$7,158	$—	$—

Note 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents:
Cash	$293	$744
Money market funds	1,707	7,158
Total cash and cash equivalents	$2,000	$7,902

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

Note 5 – BRIDGE LOAN (related party)

On August 6, 2025, the Company entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) pursuant to which the Company obtained $1,500,000 in bridge financing (the “Bridge Loan”). In connection with the Bridge Loan, the Company entered into a Security Agreement and Intellectual Property Security Agreement pursuant to which the Company granted the lender a security interest in all of its assets, properties and rights, including its intellectual property rights. The Bridge Loan bears interest at a per annum rate equal to 12.0% and matures on November 3, 2025 (the “Maturity Date”). The Maturity Date may be extended by up to 60 days if the Company delivers evidence that it has entered into definitive documentation for a Qualifying Transaction (as defined in the Loan Agreement) prior to the Maturity Date. The Loan Agreement also includes a loan premium provision that would require the Company to pay an additional amount equal to double the then outstanding principal balance of the Bridge Loan upon the occurrence of certain triggering events.

Upon maturity, the Company is required to repay the $1.5 million principal, accrued interest, and a $3.0 million premium. The premium represents an original issue discount, which is amortized over the 90-day term of the loan using the effective interest method, resulting in an effective annual interest rate of approximately 532.59%.

As of September 30, 2025, the carrying amount of the bridge loan was $3M, net of unamortized discount of $1.5M. Interest expense recognized for the three months ended September 30, 2025, was $1.5M, including $1.5M related to amortization of the original issue discount.

The transaction was negotiated directly with the noncontrolling shareholder and was entered into to provide short-term funding; management believes the terms were reasonable under the circumstances. The loan remains outstanding as of the reporting date and was scheduled to mature on November 3, 2025.

Note 6 – BALANCE SHEET COMPONENTS

Inventory as of September 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$2,249	$1,845
Finished goods	224	201
Total inventory	$2,473	$2,046

Property and equipment, net, as of September 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Office equipment and furniture	$260	$260
Software	144	144
Test equipment	310	310
Total property and equipment	714	714
Less: accumulated depreciation	(585)	(501)
Total property and equipment, net	$129	$213

Total depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2025 was approximately $28,000 and $84,000, respectively. Total depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2024 was approximately $30,000 and $100,000, respectively.

Note 7 – Other Current Liabilities

Other current liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued compensation	$454	$324
Accrued research and development	47	235
Accrued vacation	108	307
Lease liabilities, current portion	247	186
Accrued interest on bridge loan (related party)	28	—
Other	197	341
	$1,081	$1,393

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

Note 8 – Common Stock

As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, 834,908 and 684,029 shares were outstanding, respectively.

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

In June 2024, the Company replaced B. Riley Securities with Jones Trading as the Sales Agent for the Issuance Agreement.

During the three months ended September 30, 2025, the Company neither issued nor sold any shares through the Issuance Agreement. During the three months ended September 30, 2024, the Company issued and sold an aggregate of 3,528 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $55.10 per share and received net proceeds of $0.2 million. During the nine months ended September 30, 2025 and 2024, the Company issued and sold an aggregate of 146,091 and 9,906 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $12.00 and $66.40 per share and received net proceeds of $1.6 million and $0.6 million, respectively. As of September 30, 2025, the Issuance Agreement had been terminated as a result of the expiration of the Company’s Registration Statement on Form S-3.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at September 30, 2025 is summarized as follows:

September 30,
2025
Warrants to purchase common stock	345,461
Stock options outstanding	69,741
Stock options available for future grants	85,893
Shares subject to restricted stock units	150,848
Total	651,943

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

Note 9 – Common Stock Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2025:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2024	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, September 30, 2025	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$210.00	1,957	—	—	(1,957)	—	—	April 2025
Preferred B Placement Warrants	April 2019	$315.00	3,098	—	—	(3,098)	—	—	April 2025
Convertible Notes Placement Warrants	August 2020	$385.50	1,146	—	—	(1,146)	—	—	August 2025
Underwriter Warrants	March 2021	$900.00	6,380	—	—	—	—	6,380	March 2026
January 2023 warrants	January 2023	$235.50	15,480	—	—	—	—	15,480	January 2028
February 2023 warrants	February 2023	$235.50	2,322	—	—	—	—	2,322	February 2028
August 2023 warrants	August 2023	$186.00	1,345	—	—	—	—	1,345	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.15	20,994	—	(4,855)	—	—	16,139	April 2029
April 2024 warrants	April 2024	$61.10	301,584	—	—	—	—	301,584	April 2029
August 2024 warrants	August 2024	$61.10	2,211	—	—	—	—	2,211	August 2029
			356,517	—	(4,855)	(6,201)	—	345,461

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2024:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2023	Granted	Exercised	Canceled/ Expired	Variable Settlement Provision Adjustment	Outstanding, September 30, 2024	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$210.00	1,957	—	—	—	—	1,957	April 2025
Preferred B Placement Warrants	April 2019	$315.00	3,098	—	—	—	—	3,098	April 2025
Convertible Notes Placement Warrants	August 2020	$385.50	1,146	—	—	—	—	1,146	August 2025
Underwriter Warrants	March 2021	$900.00	6,380	—	—	—	—	6,380	March 2026
January 2023 warrants	January 2023	$235.50	15,480	—	—	—	—	15,480	January 2028
February 2023 warrants	February 2023	$235.50	2,322	—	—	—	—	2,322	February 2028
August 2023 warrants	August 2023	$186.00	1,345	—	—	—	—	1,345	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.15	—	20,994	—	—	—	20,994	April 2029
April 2024 warrants	April 2024	$61.10	—	301,584	—	—	—	301,584	April 2029
August 2024 warrants	August 2024	$61.10	—	2,211	—	—	—	2,211	August 2029
			31,728	324,789	—	—	—	356,517

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

Note 10 – Stock-based Compensation

2019 Equity Incentive Plan

As of September 30, 2025, the Company had 72,215 shares available for future grant pursuant to the 2019 Incentive Plan.

2021 Employment Inducement Plan

As of September 30, 2025, the Company had 13,678 shares available for future grant under the 2021 Inducement Plan.

Stock Options

Stock option activity for the nine months ended September 30, 2025 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2024	72,140	$219.80	7.2 years	$11
Granted	6,347	$51.84
Exercised	—	$—
Cancelled	(8,746)	$237.60
Outstanding at September 30, 2025	69,741	$206.12	6.2 years	$—

Exercisable as of September 30, 2025	60,838	$214.98	5.9 years	$—

Vested and expected to vest as of September 30, 2025	69,741	$206.12	6.2 years	$—

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024, was $31.58 and $36.20, respectively. During the nine months ended September 30, 2025, no options were exercised. During the nine months ended September 30, 2024, 267 options were exercised for proceeds of $15,200. The fair value of the 5,283 and 33,368 options that vested during the nine months ended September 30, 2025 and 2024 was approximately $0.9 million and $2.6 million, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024

Dividend yield	—%	—%
Expected volatility	65.16%	51.6%
Risk-free interest rate	4.39%	4.26%
Expected life	5.46 years	5.0 years

Dividend Rate—The expected dividend rate was assumed to be zero, as the Company had not previously paid dividends on common stock and has no current plans to do so.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

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

The Company has recorded stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$4	$3	$5	$38
Research and development	25	144	191	966
Sales, general and administrative	64	387	446	1,691
	$93	$534	$642	$2,695

As of September 30, 2025, unamortized compensation expense related to unvested stock options was approximately $0.5 million, which is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Units

During the nine months ended September 30, 2025, the Company granted 120,548 RSUs to Employees (“Employee RSUs”) in lieu of salary for the period from May 1, 2025 to September 30, 2025, which vest over that period based upon continued service. The Company also granted 30,300 RSUs to Directors (“Director RSUs”) in lieu of quarterly cash compensation for the period from October 1, 2024 to September 30, 2025, which vest immediately on the grant date.

The awards are to be converted into shares on the earlier of (a) the date of a Change of Control, (b) promptly following the date of grantee’s separation of service, and (c) December 31, 2025.

The Company measures the fair value of Employee RSUs and Director RSUs on the grant date of the award. For the Employee RSUs, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For Director RSUs, stock-based compensation expense is recognized immediately.

The following table summarizes the activity related to the Company’s restricted stock units (“RSUs”):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, March 31, 2025	—	—
Granted	61,594	$8.60
Vested	61,594	$8.60
Vested and converted to shares	—	—
Forfeited or cancelled	—	—
Balance, June 30, 2025	61,594	$8.60
Granted	89,254	$6.70
Vested	89,254	$6.70
Vested and converted to shares	—	—
Forfeited or cancelled	—	—
Balance, September 30, 2025	150,848	$7.48

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

The Company has recorded stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 related to the issuance of RSUs to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$—	$—	$—	$—
Research and development	322	—	537	—
Sales, general and administrative	276	—	591	—
	$598	$—	$1,128	$—

Note 11 – Commitments and Contingencies

Operating and Finance Leases

As of September 30, 2025, the Company has lease agreements for the corporate headquarters and laboratory space.

The balances of the operating and finance lease related accounts as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30,	December 31,
Operating and Finance leases	2025	2024
Right-of-use assets	$463	$600
Operating lease liabilities - Short-term	$228	$169
Operating lease liabilities - Long-term	$329	$502
Finance lease liabilities - Short-term	$19	$17
Finance lease liabilities - Long-term	$3	$18

The short-term lease liabilities and the long-term lease liabilities are included in other current liabilities and other noncurrent liabilities, respectively, on the Company’s condensed consolidated balance sheets.

The components of lease expense and supplemental cash flow information as of and for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Lease Cost:
Operating lease cost	$55	$57	$171	$182

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$72	$68	$240	$195
Weighted average remaining lease term - operating leases (in years)	2.3	3.3	2.3	3.3
Average discount rate - operating leases	10.00%	10.00%	10.00%	10.00%
Weighted average remaining lease term - financing leases (in years)	1.2	2.2	1.2	2.2
Average discount rate - financing leases	15.08%	15.08%	15.08%	15.08%

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

Future minimum lease payments for the operating and finance leases are as follows as of September 30, 2025 (in thousands):

2025 remaining	$71
2026	290
2027	280
Total lease payments	641
Less: Interest	(62)
Total lease liabilities	$579

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

No amounts associated with such indemnifications have been recorded as of September 30, 2025.

Non-cancelable Obligations

One of the Company’s contract manufacturers purchased raw materials for the benefit of the Company of $0.3 million at September 30, 2025 for which title to such materials had not transferred to the Company. The Company did not have any other non-cancelable contractual commitments as of September 30, 2025.

Royalty Commitments

The Company is required to make certain usage-based royalty payments to a vendor. The royalty amount is calculated based on the number of Evie Rings shipped, as adjusted for returns and refunds to customers, and the number of specified algorithms developed by the vendor that are included on the Evie Rings. The maximum amount of the royalty commitment is approximately $6.1 million, and the amount of the research and development expenses paid to the vendor will reduce the total royalty commitment amount. Through September 30, 2025, the Company has paid research and development expenses of approximately $0.9 million to the vendor. The amount of the royalty calculation for the three and nine months ended September 30, 2025 and 2024 was not significant.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

Note 12 – NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(4,029)	$(7,201)	$(12,432)	$(19,111)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	851,090	681,634	781,461	573,300

Net loss per share, basic and diluted	$(4.73)	$(10.56)	$(15.91)	$(33.34)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2025 and 2024 because including them would have been antidilutive are as follows:

	Nine Months Ended September 30,
	2025	2024
Shares subject to options to purchase common stock	69,741	75,511
Shares subject to restricted stock units	150,848	—
Shares subject to warrants to purchase common stock	329,322	335,523
Total	549,911	411,034

Note 13 – Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet dates through the date these condensed consolidated financial statements were issued.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

Merger Agreement

On November 6, 2025, the Company entered into the Merger Agreement, by and among the Company, Merger Sub and Corvex, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Corvex, with Corvex continuing as a wholly-owned subsidiary of Movano and the surviving company of the Merger.

Under the Exchange Ratio formula in the Merger Agreement, based upon a valuation for Corvex of $250.0 million, and a valuation for the Company of $10.0 million, upon the closing of the Merger (the “Closing”), on a pro forma basis and prior to taking into account (1) shares issuable by the Company pursuant to the Series A Subscription Agreement and the ChEF Purchase Agreement and (2) shares issuable by Corvex in connection with the Corvex Concurrent Financing, based upon the number of shares of Company common Stock expected to be issued in the Merger, pre-Merger Corvex stockholders would own approximately 96.2% of the combined company and pre-Merger Company stockholders would own approximately 3.8% of the combined company, in each case, on a fully-diluted basis (excluding out-of-the money options and warrants). Under the Exchange Ratio formula in the Merger Agreement, the relative ownership of the combined company by pre-Merger Corvex stockholders and pre-Merger Company stockholders will be adjusted to take into account funds raised in the Series A Purchase Agreement, the ChEF Purchase Agreement and the Corvex Concurrent Financing (based on a $6.25 post-Closing per share value). In addition, the Merger Agreement includes an earnout provision under which Corvex’s current stockholders and option holders would receive additional shares upon (1) the Company’s volume weighted average share price exceeding $15.00 per share for 20 of any 30 consecutive trading days on or before the fifth anniversary of the Closing and (2) the Company’s volume weighted average share price exceeding $25.00 per share for 20 of any 30 consecutive trading days on or before the seventh anniversary of the Closing. On a pro forma basis assuming all such shares are issued and prior to taking into account shares issuable pursuant to the Series A Purchase Agreement, the ChEF Purchase Agreement and the Corvex Concurrent Financing, pre-Merger Corvex stockholders would own approximately 96.9% of the combined company and pre-Merger Company stockholders would own approximately 3.1% of the combined company, in each case, on a fully-diluted basis (excluding out-of-the money options and warrants). In addition, pursuant to the Merger Agreement, the relative ownership of the combined company by pre-Merger Corvex stockholders and pre-Merger Company stockholders is subject to adjustment in the event that the Company’s liabilities at Closing exceed $5.0 million or its expenditures through Closing exceed an agreed-upon budget.

Pursuant to the Merger Agreement, prior to Closing, the Company is permitted to market for sale its current operating assets and to the extent it is able to sell such assets and realize net proceeds after paying the balance due under the Loan Agreement (as defined below), and satisfying certain other reserve requirements, Movano is permitted to distribute such net proceeds to pre-merger Movano stockholders at Closing.

Series A Stock Financing

On November 6, 2025, the Company filed a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware establishing a class of Company preferred stock to be designated as Series A Preferred Stock, par value $0.0001 per share (the “Series A Stock”). On November 6, 2025, the Company entered into a Preferred Stock Subscription Agreement (the “Series A Subscription Agreement”), with the investors party thereto (the “Series A Purchasers”), pursuant to which, the Company sold 3,000 shares of Series A Stock to the Series A Purchasers for a purchase price per share equal to $1,000 and an aggregate purchase price of $3,000,000.

The Series A Stock will automatically convert into shares of Company common stock upon the Closing, unless earlier converted or redeemed in accordance with the terms of the Certificate of Designations. The number of shares of Company common stock to which a holder of Series A Stock shall be entitled to receive upon conversion shall be equal to the Stated Value (as defined in the Certificate of Designations) of the Series A Stock being converted plus accrued and unpaid dividends divided by $5.50 (with any fractional shares being rounded up to the nearest whole share). The terms of the Series A Stock include a beneficial ownership limitation pursuant to which the Company is not permitted to effect any conversion of Series A Stock held by a holder to the extent that after giving effect to such issuance the holder and its affiliates would beneficially own in excess of 19.99% of the outstanding shares of common stock, unless stockholder approval has been obtained prior thereto as required under the rules and regulations of Nasdaq.

Movano Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

ChEF Equity Facility

On November 6, 2025, the Company entered into a ChEF purchase agreement (the “ChEF Purchase Agreement”) and CHEF registration rights agreement (the “ChEF Registration Rights Agreement”), each with Chardan Capital Markets LLC (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility.

Pursuant to the ChEF Purchase Agreement, the Company has the right from time to time to sell to Chardan up to the lesser of (i) $1,000,000,000 in aggregate gross purchase price of newly issued shares of Company common stock, and (ii) the Exchange Cap (as defined below), subject to certain conditions and limitations set forth in the ChEF Purchase Agreement. The Company is under no obligation to sell any securities to Chardan under the ChEF Purchase Agreement.  Sales of Company common stock to Chardan under the ChEF Purchase Agreement, and the timing of any sales, will be determined by the Company from time to time, subject to prior written consent by Corvex prior to the Closing. Under the applicable rules and regulations of Nasdaq, in no event may the Company issue to Chardan under the ChEF Purchase Agreement more than 19.99% of the shares of the Company common stock outstanding immediately prior to the execution of the ChEF Purchase Agreement (the “Exchange Cap”), unless the Company’s stockholders have approved the issuance of Company common stock pursuant to the ChEF Purchase Agreement in excess of the Exchange Cap in accordance with the applicable rules and regulations of Nasdaq or such approval is not required in accordance with the applicable rules and regulations of Nasdaq or otherwise because the average price of all applicable sales of Company common stock to Chardan pursuant to the ChEF Purchase Agreement equals or exceeds $5.30 per share, which represents the “Nasdaq Minimum Price” as of the date of the execution of the ChEF Purchase Agreement.

Amendments to Bridge Loan (Related Party)

On November 3, 2025, the Company entered into an amendment (the “First Amendment”) to the Bridge Loan (See Note 5). The First Amendment provided for an extension of the maturity date of the Bridge Loan to November 5, 2025.

On November 6, 2025, the Company entered into a second amendment to the Bridge Loan (the “Second Amendment”). The Second Amendment provides for an extension of the maturity date of the Bridge Loan to March 31, 2026 in exchange for the Company’s agreeing that upon any sale or other disposition of all or substantially all the Company’s assets prior to closing of the Merger, it will be obligated to repay the $1.5 million principal of the Bridge Loan, plus any other outstanding obligations plus a $3.0 million repayment premium. The Second Amendment further provides that if the outstanding obligations under the Bridge Loan are not satisfied prior to Closing, the Company’s intellectual property and other assets associated with its business prior to Closing will be transferred to the Lender in full satisfaction of such obligations. As a result, the remaining unamortized original issue discount will be amortized using the effective interest method over the amended term ending March 31, 2026. The effective interest rate as of the modification date was approximately 111.64%. No additional proceeds were received in connection with either amendment.

Cancellation of RSUs and Grant of Options

On October 1, 2025, the Company granted 51,258 RSUs to employees in lieu of salary for the period from October 1, 2025, to December 31, 2025. The Company also granted 10,549 RSUs to Directors in lieu of cash compensation for the period from October 1, 2025, to December 31, 2025. The awards were to be converted into shares on the earlier of (a) the date of a Change of Control, (b) promptly following the date of grantee’s separation of service, and (c) December 31, 2025. See Note 10 for a description of RSUs granted to Company employees and directors during previous periods in lieu of cash compensation.

On November 5, 2025, the Company cancelled all 171,806 RSUs previously granted to employees and all 40,849 RSUs previously granted to directors, in each case in lieu of cash compensation, and, as replacement therefor, issued 238,992 Nonqualified Stock Options (“NSOs”) to employees and 61,250 NSOs to directors which vest immediately on the grant date. The Company also granted an additional 80,000 NSOs to employees and 61,000 NSOs to directors, which vest immediately on the grant date. The grants covered a total of 441,242 shares of common stock, at an exercise price of $1.25 per share. The replacement awards increased the fair value of the awards held by the employees and directors by $0.4 million, which will be recognized as additional compensation expense in fiscal year 2025. Total share-based compensation cost as of the issuance date of the NSOs was $1.9 million.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	the ability of our common stock to meet the minimum requirements for continued listing on the Nasdaq Capital Market;

●	our ability to continue as a going concern and our need for and ability to obtain additional capital in the future;

●	our ability to consummate the Merger;

●	the impact of the entry into of the Merger Agreement on our business and operations;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	the impact of macroeconomic and geopolitical conditions including increases in prices caused by rising inflation;

●	our dependence on the successful commercialization of the Evie Ring;

●	our dependence on third parties to design, manufacture, market and distribute our products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our need to secure required FCC, FDA and other regulatory approvals from governmental authorities in the United States;

●	the impact of healthcare regulations and reform measures;

●	the accuracy of our estimates of market size for our products;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures; and

●	our success at managing the risks involved in the foregoing items.

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

Recent Developments

On May 15, 2025, we reported that our Board of Directors initiated a process to explore strategic alternatives to maximize shareholder value. After a comprehensive review of strategic alternatives, on November 6, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Thor Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Corvex, Inc., a Delaware corporation (“Corvex”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Corvex (the “Merger”), with Corvex continuing as a wholly-owned subsidiary of the Company and the surviving company of the Merger. The transaction was unanimously approved by the boards of directors of both companies and is expected to close in the first quarter of 2026, subject to satisfaction of customary closing conditions, including the approval of our stockholders at a special meeting to be scheduled in due course.

In connection with entry into the Merger Agreement and as described below, (1) we raised $3.0 million in equity capital pursuant to the Series A Subscription Agreement (as defined below), and (2) we entered into a $1.0 billion Equity Facility (as defined below) with Chardan Capital Markets LLC.

Our Products

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

We have incurred net losses in each year since inception. Our losses were $12.4 million and $19.1 million for the nine months ended September 30, 2025 and 2024, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations.

As of September 30, 2025, we had $2.0 million in available cash and cash equivalents.

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

There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2025, as compared to those disclosed in the 2024 Form 10-K.

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

Results of Operations

Three and nine months ended September 30, 2025 and 2024

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 as discussed herein are presented below.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except share and per share data)				(in thousands, except share and per share data)

Revenue	$80	$50	$30	60%	$389	$902	$(513)	-57%

OPERATING EXPENSES:
Cost of revenue	280	845	(565)	-67%	1,284	2,440	(1,156)	-47%
Research and development	1,166	3,404	(2,238)	-66%	4,950	9,198	(4,248)	-46%
Sales, general and administrative	1,225	3,180	(1,955)	-61%	5,244	8,794	(3,550)	-40%
Total operating expenses	2,671	7,429	(4,758)	-64%	11,478	20,432	(8,954)	-44%

Loss from operations	(2,591)	(7,379)	4,788	65%	(11,089)	(19,530)	8,441	43%

Other income (expense), net:
Interest expense (related party)	(1,503)	—	(1,503)	-100%	(1,503)	—	(1,503)	-100%
Interest and other income, net	65	178	(113)	-63%	160	419	(259)	-62%
Other income (expense), net	(1,438)	178	(1,616)	-908%	(1,343)	419	(1,762)	-421%

Net loss	$(4,029)	$(7,201)	$3,172	44%	$(12,432)	$(19,111)	$6,679	35%

Revenue

Revenue totaled $80,000 and $50,000 for the three months ended September 30, 2025 and 2024, respectively. The transfer of control of the Evie Ring Elements began in the first quarter of 2024, was completed in the second quarter of 2024, then re-started in the third quarter of 2024.

Revenue totaled $0.4 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease of $0.5 million was due to a reduction in marketing effort, leading to lower sales volume and the corresponding recognition of revenue upon the transfer of control of the Evie Ring Elements, which began in the first quarter of 2024.

Cost of revenue

Cost of revenue totaled $0.3 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. Cost of revenue for the three months ended September 30, 2025 included direct costs of $0.2 million related to the transfer of control of the various Evie Ring Elements and $0.1 million for labor and related stock-based compensation. Cost of revenue for the three months ended September 30, 2024 included direct costs of $0.2 million related to the transfer of control of the various Evie Ring Elements, $0.1 million of order processing, shipping and fulfillment costs, and $0.5 million for inventory that was designated as scrap materials.

Cost of revenue totaled $1.3 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease of $1.1 million was primarily due to lower revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Cost of revenue for the nine months ended September 30, 2025 included direct costs of $0.6 million related to the transfer of control of the various Evie Ring Elements, $0.4 million for labor and related stock-based compensation, and $0.2 million of order processing, shipping and fulfillment costs, and $0.1 million for inventory that was designated as scrap materials. Cost of revenue for the nine months ended September 30, 2024 included direct costs of $1.4 million related to the transfer of control of the various Evie Ring Elements, $0.4 million of order processing, shipping and fulfillment costs, and $0.6 million for inventory that was designated as scrap materials.

Research and Development

Research and development expenses totaled $1.2 million and $3.4 million for the three months ended September 30, 2025 and 2024, respectively. This decrease of $2.2 million was due primarily to lower research and laboratory expenses, mostly due to lower employee compensation, and other professional fees. Research and development expenses for the three months ended September 30, 2025 included expenses related to employee compensation of $0.9 million, other professional fees of $0.2 million, and other expenses of $0.1 million. Research and development expenses for the three months ended September 30, 2024 included expenses related to employee compensation of $1.8 million, other professional fees of $1.1 million, research and laboratory expenses of $0.3 million, and other expenses of $0.2 million.

Research and development expenses totaled $5.0 million and $9.2 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease of $4.2 million was due primarily to lower research and laboratory expenses, mostly due to lower employee compensation, and other professional fees. Research and development expenses for the nine months ended September 30, 2025 included expenses related to employee compensation of $3.0 million, other professional fees of $1.5 million, research and laboratory expenses of $0.2 million, and other expenses of $0.3 million. Research and development expenses for the nine months ended September 30, 2024 included expenses related to employee compensation of $5.0 million, other professional fees of $2.4 million, research and laboratory expenses of $1.2 million, and other expenses of $0.6 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $1.2 million and $3.2 million for the three months ended September 30, 2025 and 2024, respectively. This decrease of $2.0 million was due primarily to lower headcount with respect to sales, general and administrative employees as a result of less activity, and decreased marketing costs. Sales, general and administrative expenses for the three months ended September 30, 2025 included expenses related to employee and board of director compensation of $0.6 million, and professional and consulting fees of $0.5 million, and other expenses of $0.1 million. Sales, general and administrative expenses for the three months ended September 30, 2024 included expenses related to employee and board of director compensation of $1.8 million, professional and consulting fees of $0.8 million, and other expenses of $0.6 million.

Sales, general and administrative expenses totaled $5.2 million and $8.8 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease of $3.6 million was due primarily to lower headcount with respect to sales, general and administrative employees as a result of less activity, and decreased marketing costs, offset by increased stock compensation expenses related to the issuance of new option grants. Sales, general and administrative expenses for the nine months ended September 30, 2025 included expenses related to employee and board of director compensation of $2.2 million, professional and consulting fees of $1.9 million, and other expenses of $1.1 million. Sales, general and administrative expenses for the nine months ended September 30, 2024 included expenses related to employee and board of director compensation of $4.8 million, professional and consulting fees of $2.3 million, and other expenses of $1.7 million.

Loss from Operations

Loss from operations was $2.6 million for the three months ended September 30, 2025, as compared to $7.4 million for the three months ended September 30, 2024.

Loss from operations was $11.1 million for the nine months ended September 30, 2025, as compared to $19.5 million for the nine months ended September 30, 2024.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2025 was a net other expense of $1.4 million as compared to a net other income of $0.2 million for the three months ended September 30, 2024. The increased expense was due primarily to $1.5 million of interest expense (related party) for the amortization of the original issue discount on the bridge loan during the three months ended September 30, 2025.

Other income (expense), net for the nine months ended September 30, 2025 was a net other expense of $1.3 million as compared to a net other income of $0.4 million for the nine months ended September 30, 2024. The increased expense was due primarily to $1.5 million of interest expense (related party) for the amortization of the original issue discount on the bridge loan during the nine months ended September 30, 2025.

Net Loss

As a result of the foregoing, net loss was $4.0 million for the three months ended September 30, 2025, as compared to $7.2 million for the three months ended September 30, 2024.

As a result of the foregoing, net loss was $12.4 million for the nine months ended September 30, 2025, as compared to $19.1 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources

At September 30, 2025, we had cash and cash equivalents totaling $2.0 million. During the nine months ended September 30, 2025, we used $9.0 million of cash in our operating activities. On August 6, 2025, we entered into a Loan Agreement and Promissory Note pursuant to which we obtained $1,500,000 in secured debt financing (the “Bridge Loan”). On November 6, 2025, we entered into a Preferred Stock Subscription Agreement (the “Series A Subscription Agreement”), with the investors party thereto (the “Series A Purchasers”), pursuant to which we sold 3,000 shares of Series A Preferred Stock to the Series A Purchasers for a purchase price per share equal to $1,000 and an aggregate purchase price of $3,000,000. Additionally, on November 6, 2025, we entered into a ChEF purchase agreement (the “ChEF Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility (the “Equity Facility”). Pursuant to the ChEF Purchase Agreement, we have the right from time to time to sell to Chardan up to $1,000,000,000 in aggregate gross purchase price of newly issued shares of our common stock. However, we are currently not able to raise additional capital under the Equity Facility until a Registration Statement on Form S-1 covering the sales thereunder is filed and declared effective by the SEC, after which our ability to raise additional capital under the Equity Facility may still be limited by the conditions and limitations set forth in the ChEF Purchase Agreement.

Our funding requirements are highly dependent on the outcome of the planned Merger with Corvex. We have incurred significant expenses in connection with our evaluation of strategic alternatives and entry into the Merger Agreement, and we expect to continue to incur expenses in connection with consummating the Merger and the ongoing process of exploring transactions with certain third parties to monetize certain legacy assets. A considerable portion of these expenses, such as legal, accounting and advisory fees and other related charges, will be incurred regardless of whether we consummate the Merger or enter into a monetization transaction for our legacy healthcare assets.

Additionally, in connection with our entering into of the Merger Agreement, we entered into an amendment of the Bridge Loan providing for an extension of the maturity date to March 31, 2026 in exchange for our agreeing that upon any sale or other disposition of all or substantially all the Company’s legacy assets prior to closing of the Merger, we will be obligated to repay the $1.5 million principal of the Bridge Loan, plus any other outstanding obligations plus a $3.0 million repayment premium.

Although we believe our cash and cash equivalents will be sufficient to fund our operations through the closing of Merger, which we expect to occur in the first quarter of 2026, we do not expect our cash and cash equivalents will be sufficient to fund our operations beyond  the first quarter of 2026 should the Merger not be consummated prior the maturity date of the Bridge Loan. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. Additionally, although we have entered into the Merger Agreement and intend to consummate the Merger, there is no assurance that we will be able to successfully consummate the Merger on a timely basis, or at all. If, for any reason, the Merger does not close prior to the maturity date of our Bridge Loan, it is unlikely that we will have sufficient time or resources to complete another strategic transaction like the Merger without obtaining additional capital, and there can be no assurance such funds will be available on acceptable terms or at all.  If we are unable to obtain such needed funds, our financial condition and results of operations may be materially adversely affected, we may not be able to continue operations, and our board of directors may decide that it is in the best interests of our stockholders to commence bankruptcy or liquidation and dissolution proceedings.

Even if we do consummate the Merger, we expect to continue to incur significant expenses. Until we can generate a sufficient amount of revenue from our operations, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to revise our operational plans or it may become impossible for us to remain in operation. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(9,008)	$(17,978)
Net cash used in investing activities	—	(3)
Net cash provided by financing activities	3,106	23,135
Net increase/(decrease) in cash and cash equivalents	$(5,902)	$5,154

Operating Activities

During the nine months ended September 30, 2025, the Company used cash of $9.0 million in operating activities, as compared to $18.0 million used in operating activities during the nine months ended September 30, 2024.

The $9.0 million used in operating activities during the nine months ended September 30, 2025 was primarily attributable to our net loss of $12.4 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $38,000 and by non-cash items, including stock-based compensation, totaling $3.4 million.

The $18.0 million used in operating activities during the nine months ended September 30, 2024 was primarily attributable to our net loss of $19.1 million during the period. The net loss was offset by the total of changes in our operating assets and liabilities totaling $1.9 million and non-cash items, including stock-based compensation of $3.0 million.

Investing Activities

During the nine months ended September 30, 2025, the Company used no cash in investing activities.

During the nine months ended September 30, 2024, the Company used cash of $3,000 in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, the Company was provided cash of $3.1 million which included net proceeds of $1.6 million for the issuance of common stock through the ATM activity and proceeds of $1.5 million from the bridge loan.

During the nine months ended September 30, 2024, the Company was provided cash of $23.1 million which included net proceeds of $22.6 million from the issuance of common stock, pre-funded warrants and common stock warrants, and net proceeds of $0.5 million for the issuance of common stock through the ATM activity and the exercise of common stock options.

Off-Balance Sheet Transactions

At September 30, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

One of the Company’s contract manufacturers purchased raw materials for the benefit of the Company of $0.3 million at September 30, 2025 for which title to such materials had not transferred to the Company. The Company did not have any other non-cancelable contractual commitments as of September 30, 2025.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of September 30, 2025, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Primarily as a result of our lack of revenue, history of losses to date and our lack of liquidity, there is substantial doubt as to our ability to continue as a going concern. As of September 30, 2025, we had total assets of approximately $5.6 million and total liabilities of approximately $7.3 million. Even with the $3.0 million raised in November pursuant to the Series A Purchase Agreement, we believe that our cash and cash equivalents will not be sufficient to fund our projected operating requirements beyond the first quarter of 2026. We expect to continue to incur significant expenses, including in connection with the consummation of the Merger and we may never achieve profitability. Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this section and Part I, “Item 1A. Risk Factors” in the 2024 Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If we are unable to raise additional capital or if we are unable to generate sufficient revenue from our operations, we may not stay in business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of the common stock offered hereby. Our Bridge Loan is secured by our assets, including our intellectual property, and includes covenants restricting our ability to raise additional capital, Any future debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, which could increase our expenses and require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results. The above circumstances may discourage some investors from purchasing our stock, lending us money or from providing alternative forms of financing. In addition, the current economic instability in the world’s equity and credit markets may materially adversely affect our ability to sell additional securities and/or borrow cash. There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all.

If we are unable to raise additional capital when needed, we may be required to reduce or terminate our operations. We could be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms would have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Even if we take these actions, they may be insufficient, particularly if our costs are higher than projected or unforeseen expenses arise. Additionally, if we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or products or to grant licenses on terms that may not be favorable to us. If we choose to expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

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

On August 27, 2025, we received a notice from Nasdaq that Nasdaq had granted our request to continue our listing on Nasdaq subject to (i) the Company regaining compliance with the Filing Requirement by filing its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 on or before September 30, 2025, and (ii) the Company demonstrating compliance with the Minimum Bid Price Requirement on or before October 30, 2025. On September 24, 2025, we filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, within the extension period granted by Nasdaq. On October 7, 2025, we were notified by Nasdaq that we had regained compliance with the Filing Requirement. On October 10, 2025 we effected a 1-for-10 reverse stock split, the effect of which allowed us to demonstrate compliance with the Bid Price rule within the extension period granted by Nasdaq. On November 11, 2025, we were notified by Nasdaq that we had regained compliance with the Minimum Bid Price Requirement.

On October 1, 2025, we received a written notice from Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”) and serves as an additional basis of delisting before the Nasdaq Hearings Panel (the “Panel”). In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on September 24, 2025, we reported a stockholders’ equity of approximately $1.637 million and, as a result, we did not satisfy the Stockholders’ Equity Requirement. In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, we reported a stockholders’ equity of approximately $(1.701) million and, as a result, we continue to not satisfy the Stockholders’ Equity Requirement.

The Notice provided that the Panel would consider the Stockholders’ Equity Requirement in its decision regarding our continued listing on The Nasdaq Capital Market and provided the Company the opportunity to present our views with respect to this deficiency in writing to the Panel no later than October 8, 2025. Accordingly, we presented a written plan of compliance to the Panel with respect to the Stockholders’ Equity Requirement before such deadline and which we updated following our announcement of the Merger Agreement, the Series A Purchase Agreement and the Equity Facility. There can be no assurance that the Panel will grant the Company any further compliance period for the Stockholders’ Equity Requirement or that, in the event a compliance period is provided, that the Company will ultimately regain compliance with the Stockholders’ Equity Requirement. Our failure to regain compliance with the Stockholders’ Equity Requirement or any future non-compliance with Nasdaq listing requirements could result in Nasdaq taking steps to delist the Company’s common stock. Such a delisting would likely have a negative effect on the price of the Company’s common stock and would impair shareholders’ ability to sell or purchase the Company’s common stock. Any perception that we may not regain compliance for future noncompliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders.

Risks Related to the Pending Merger

The pendency of the transactions contemplated by the Merger Agreement could adversely affect our business, results of operations and financial condition.

The pendency of the transactions contemplated by the Merger Agreement, including the Merger, could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the proposed Merger is completed. In particular, we could potentially lose additional important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Merger. Also, our relationships with suppliers and other business partners could be negatively impacted. In addition, we have allocated, and will continue to allocate, significant management resources towards the completion of the Merger, which could adversely affect our business and results of operations.

We are subject to restrictions on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to hire certain employees, incur additional indebtedness, sell or transfer our assets and amend our organizational documents. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities, retain key employees and may otherwise harm our business, results of operations and financial condition.

Because of the risks associated with the Merger, we can provide no assurance that the Merger will close on the terms and conditions we currently anticipate.

Because the lack of a public market for Corvex’s capital stock makes it difficult to evaluate the fair market value of Corvex’s capital stock, the value of our common stock to be issued to Corvex’s securityholders may be more or less than the fair market value of Corvex’s capital stock.

The outstanding capital stock of Corvex is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Corvex’s capital stock. Because the percentage of Company common stock to be issued to Corvex’s securityholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be issued to Corvex’s securityholders will be more or less than the fair market value of Corvex’s capital stock.

Our stockholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

Based upon the number of shares of our common stock expected to be issued in the Merger, pre-Merger Corvex stockholders would own approximately 96.2% of the combined company and pre-Merger Company stockholders would own approximately 3.8% of the combined company, in each case, on a fully-diluted basis (excluding out-of-the money options and warrants). Under the Exchange Ratio formula in the Merger Agreement, the relative ownership of the combined company by pre-Merger Corvex stockholders and pre-Merger Company stockholders will be adjusted to take into account funds raised in the Series A Purchase Agreement, the ChEF Purchase Agreement and the Corvex Concurrent Financing (based on a $6.25 post-Closing per share value). In addition, the Merger Agreement includes an earnout provision under which Corvex’s current stockholders and option holders would receive additional shares upon (1) the Company’s volume weighted average share price exceeding $15.00 per share for 20 of any 30 consecutive trading days on or before the fifth anniversary of the Closing and (2) the Company’s volume weighted average share price exceeding $25.00 per share for 20 of any 30 consecutive trading days on or before the seventh anniversary of the Closing. On a pro forma basis assuming all such shares are issued and prior to taking into account shares issuable pursuant to the Series A Purchase Agreement, the ChEF Purchase Agreement and the Corvex Concurrent Financing, pre-Merger Corvex stockholders would own approximately 96.9% of the combined company and pre-Merger Movano stockholders would own approximately 3.1% of the combined company, in each case, on a fully-diluted basis (excluding out-of-the money options and warrants).

In addition, pursuant to the Merger Agreement, the relative ownership of the combined company by pre-Merger Corvex stockholders and pre-Merger Company stockholders is subject to adjustment in the event that Movano’s liabilities at closing exceed $5.0 million or its expenditures through closing exceed an agreed-upon budget. In the event that our liabilities exceed $5.0 million at the closing of the Merger or our expenditures exceed the agreed upon budget, the Exchange Ratio will be adjusted and the number of shares therefore issued to Corvex’s stockholders in connection with the Merger will be adjusted.

Failure to complete the Merger could negatively impact the stock price of the Company and future businesses and financial results of the Company.

The Merger Agreement is subject to a number of customary closing conditions, including  (a) approval by the requisite Company and Corvex stockholders of the adoption and approval of the Merger Agreement, the Merger and the transactions contemplated thereby, (b) Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the Merger, (c) the effectiveness of the Registration Statement covering the issuance of our common stock in the transactions contemplated by the Merger Agreement, and (d) the absence of any orders or injunctions by any governmental entity that would prohibit consummation of the Merger. Conditions to the closing of the Merger may not be fulfilled in a timely manner or at all and, accordingly, the Merger may be delayed or may not be completed. In addition, we and/or Corvex may elect to terminate the Merger Agreement under certain conditions. If the Merger is not completed, the ongoing businesses, financial condition and results of operation of the Company may be adversely affected and market prices of the Company’s common stock may decline significantly, particularly to the extent that the current market prices reflect a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, the Company’s business, financial condition and results of operations may be materially adversely affected.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing a proxy statement and all filing and other fees paid to the SEC and other regulatory agencies in connection with the Merger. If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management’s attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the Merger, could have a material adverse effect on the Company’s businesses, financial conditions and results of operations.

Additionally, the Company’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the proposed Merger.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company.

The Merger Agreement contains “no shop” covenants that restrict the Company’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by the Company’s board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any acquisition proposal. These provisions, which include a $500,000 termination fee payable by the Company under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition.

Stockholder litigation could prevent or delay the completion of the Merger or otherwise negatively impact the business and operations of the Company.

Stockholders of the Company may file lawsuits against Corvex, the Company and/or the directors and officers of either company in connection with the Merger. One of the conditions to the closing is that no governmental entity of competent jurisdiction shall have issued any order (whether temporary, preliminary or permanent) that has become final and non-appealable and that restrains, enjoins or otherwise prohibits the consummation of the Merger. If any plaintiff were successful in obtaining an injunction prohibiting Corvex or the Company from completing the Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to the Company, including any cost associated with the indemnification of directors and officers the Company. The Company may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the completion of the Merger.

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

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 6, 2025, by and among Movano Inc., Corvex, Inc., and Thor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2023)
3.3	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2024)
3.4	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2024)
3.5	Certificate of Designations for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
3.6	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.5	Form of Warrant to Purchase Common Stock issued in 2020 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.6	Form of Warrant to Purchase Common Stock issued in 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.7	Warrant Agent Agreement, dated January 31, 2023, by and between the Registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.8	Form of Pre-Funded Warrant issued in April 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.9	Form of Warrant issued in April 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.10	Form of Warrant issued in August 2024 (incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2024)
10.1	Loan Agreement and Promissory Note, dated August 6, 2025, by and between the Registrant and Evie Holdings LLC (filed herewith)
10.2	First Amendment to Loan Agreement, dated November 3, 2025, by and between the Registrant and Evie Holdings LLC (filed herewith)
10.3	Second Amendment to Loan Agreement, dated November 6, 2025, by and between the Registrant and Evie Holdings LLC (filed herewith)
10.4	Security Agreement, dated August 6, 2025, by and between the Registrant and Evie Holdings LLC (filed herewith)
10.5	Intellectual Property Security Agreement, dated August 6, 2025, by and between the Registrant and Evie Holdings LLC (filed herewith)
10.6	Form of Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
10.7	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
10.8	Form of Series A Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
10.9	ChEF Purchase Agreement, dated as of November 6, 2025, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
10.10	ChEF Registration Rights Agreement, dated as of November 6, 2025, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVANO INC.

Date: November 14, 2025	By:	/s/ John Mastrototaro
John Mastrototaro
Chief Executive Officer
(Principal Executive Officer)

MOVANO INC.

Date: November 14, 2025	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)