Form 10-K
period 2025-12-31
Corvex, Inc.
filed 2026-03-31
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40254

CORVEX, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-4233771
(State of incorporation)	(I.R.S. Employer Identification No.)

3401 North Fairfax Drive, Suite 3230, Arlington, Virginia 22226

(Address of principal executive office) (Zip code)

(866) GET-GPUS ((866) 438-4787)

(Registrant’s telephone number, including area code)

Movano Inc.

6800 Koll Center Parkway

Pleasanton, CA 94566

(Former name or former address, if changed since last report)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,309,169.

As of March 19, 2026, there were (i) 1,208,857 shares of the registrant’s common stock outstanding, (ii) 3,000 shares of the registrant’s Series A Preferred Stock outstanding, (iii) 240.562 shares of the registrant’s Series B Convertible Preferred Stock outstanding, (iv) 23,551.5195 shares of the registrant’s Series C Non-Voting Convertible Preferred Stock outstanding and (v) 30,227.0524 shares of the registrant’s Series D Non-Voting Convertible Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2025. Portions of such proxy statement or amendment to this Form 10-K are incorporated by reference into Part III of this Form 10-K to the extent stated therein. Except with respect to information specifically incorporated by reference in this Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

CORVEX, INC.

i

EXPLANATORY NOTE

On March 19, 2026, Corvex, Inc. (formerly known as Movano Inc.) (the “Company”) completed the Merger (as defined below) with Corvex Legacy Holdings, Inc. (formerly known as Corvex, Inc.) (“Corvex OpCo”), in accordance with the terms of the Amended and Restated Agreement and Plan of Merger, dated March 19, 2026 (the “Merger Agreement”), by and among the Company, Thor Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Corvex OpCo. Pursuant to the Merger Agreement, Merger Sub merged with and into Corvex OpCo, pursuant to which Corvex OpCo was the surviving corporation and became a wholly owned subsidiary of the Company (the “Merger”). Following the Merger, the Company was renamed Corvex, Inc., effective March 23, 2026.

Following the completion of the Merger, the Company will conduct its operations through two primary business divisions. The Company’s AI cloud computing business specializes in GPU-accelerated infrastructure for AI workloads and the Company’s healthcare business consists of its wellness ring (formerly referred to as the Evie Ring) (the “Wellness Ring”), a wearable designed specifically for women that was launched in November 2023.

While this Annual Report on Form 10-K is being filed under the name Corvex, Inc., the audited consolidated financial statements included in this Annual Report on Form 10-K represent solely the historical financial position, results of operations, and cash flows of the Company prior to the Merger, which principally reflect our Healthcare Business, for all periods presented and should be read in that context. Since the Merger was completed after the fiscal year ended December 31, 2025, it is considered a subsequent event in the context of the financial statements and, accordingly, is not reflected in the Company’s accompanying consolidated financial statements. The financial information presented in this Annual Report on Form 10-K does not include the assets, liabilities, results of operations or cash flows of Corvex Opco, which principally reflect our AI Cloud Computing Business.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K relate only to the historical operations of the Company prior to the completion of the Merger, which principally reflect our Healthcare Business, and should be read in that context. Accordingly, the historical results presented herein are not inclusive of the financial position, results of operations and cash flows of Corvex OpCo, which principally reflect our AI Cloud Computing Business.

For additional information regarding the Merger, see Note 16 Subsequent Events to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy”, “future”, “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, proposed new products or developments or other future events or circumstances, including any underlying assumptions.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our need for and ability to obtain additional capital in the future;

●	our expectations regarding the adoption and development of artificial intelligence (“AI”);

●	our plans to expand our current offerings, customer base, data center capacity, sales infrastructure, or market;

●	headcount and facilities expansion plans and expectations;

●	risks associated with the possible failure to realize, or that it may take longer to realize than expected, certain anticipated benefits of the Merger or the proposed transactions, including with respect to future financial and operating results, legislative, regulatory, political and economic developments, and those uncertainties and factors;

●	risks related to Company’s ability to remain listed on Nasdaq following the Closing (as defined herein);

●	the effect of the Merger on our business relationships, operating results and business generally;

●	expectations regarding the strategies, prospects, plans, expectations and objectives of management of the Company for future operations of the Company;

●	our ability to attract and retain the Company’s officers, directors and key employees and other highly qualified personnel;

●	our ability to demonstrate the feasibility of and develop products and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract and retain highly qualified personnel;

●	our dependence on consultants to assist in the development of our technologies;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	the impact of macroeconomic and geopolitical conditions;

●	our dependence on third parties to design, manufacture, market and distribute our products;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business;

●	the accuracy of our estimates of market size for our products;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Form 10-K.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, the terms “Corvex,” “we,” “us,” “our” and the “Company” refer to Corvex, Inc. and its wholly-owned subsidiaries.

Item 1. Business

Overview

On March 19, 2026, we consummated and completed the Merger pursuant to the Merger Agreement, as further described below. Following the closing of the Merger, the Company will conduct its operations through two primary business divisions. Our AI cloud computing business specializes in GPU-accelerated infrastructure for AI workloads and our healthcare business consists of our wellness ring (formerly referred to as the Evie Ring) (the “Wellness Ring”), a wearable designed specifically for women that was launched in November 2023.

The descriptions of the two business divisions, their corresponding products, and business models are detailed below.

Merger

On March 19, 2026, Corvex, Inc. (formerly known as Movano Inc.), acquired Corvex Legacy Holdings, Inc. (formerly known as Corvex, Inc.) (“Corvex OpCo”), in accordance with the terms of the Amended and Restated Agreement and Plan of Merger, dated March 19, 2026 (the “Merger Agreement”), by and among Corvex, Thor Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Corvex OpCo. Pursuant to the Merger Agreement, Merger Sub merged with and into Corvex OpCo, pursuant to which Corvex OpCo was the surviving corporation and became a wholly owned subsidiary of the Company (the “Merger”). The Merger Agreement amended and restated in its entirety the prior merger agreement between the parties which was entered into and announced on November 6, 2025.

Under the terms of the Merger Agreement, at the closing of the Merger (the “Closing”), the Company issued to the prior securityholders of Corvex OpCo (i) 240.562 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), which such shares of Series B Preferred Stock, on an as-converted basis, represented no more than 19.9% of the outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” or the “common stock”) immediately prior to the Closing, (ii) 23,551.5195 shares of Series C Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) and (iii) 30,227.0524 shares of Series D Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”).

Each share of Series B Preferred Stock will automatically convert into 1,000 shares of Common Stock on March 31, 2026, which is one day following the March 30, 2026 record date of the stock dividend payable to holders of the Company’s Common Stock and Series A Preferred Stock pursuant to the Merger Agreement. Subject to and contingent upon the affirmative vote of a majority of the shares of common stock present or represented and entitled to vote at a meeting of stockholders of Company to approve, for purposes of the Nasdaq Listing Rules, the issuance of shares of Common Stock to the stockholders of Corvex upon conversion, (1) each share of Series C Preferred Stock will automatically convert into 1,000 shares of Common Stock and (2) each share of Series D Preferred Stock will be convertible into 1,000 shares of Common Stock.

AI Cloud Computing Business

Our engineering-led, AI computing platform specializes in GPU-accelerated infrastructure for AI workloads. Our mission is to become the trusted infrastructure partner for AI model training and inference.

Our platform allows organizations to leverage the advantage of AI by providing secure, scalable, and cost-efficient computational resources. Our infrastructure leverages advanced GPU-accelerated compute clusters, high-throughput storage systems and layered architecture to provide enhanced security, consistent performance and efficiency at scale.

We provide a range of capabilities, including:

●	AI Factories and GPU Clusters. Our integrated computing and data-center platform is designed to deliver artificial intelligence workloads at scale by combining high-performance AI accelerators, networking, power, cooling, and systems software to support reliable and cost-efficient production AI training and inference. Deployments may be delivered using managed Kubernetes or as bare metal, and operated on-premise or in multi-tenant or single-tenant configurations that are compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and SOC 2 Type II (“SOC 2”).

●	Confidential Computing. Confidential computing is designed to protect customers’ valuable intellectual property and enhance compliance with data security mandates. Our patent-pending Corvex Secure Model Weights product enables AI model builders and security-conscious enterprises to safely deploy inference workloads on third-party GPU infrastructure without exposing their model weights via the integration of Trusted Execution Environments, post-quantum key exchange, and remote attestation.

●	Token Factory. Currently in development, Token Factory is expected to provide access to premium open-source AI models through simplified API integration and a performance-optimized inference engine operating on automatically scaling infrastructure. The platform is designed to improve performance and reduce per-token inference costs relative to certain alternatives by leveraging a proprietary inference engine and custom orchestration logic intended to maximize compute resource utilization when serving multiple models concurrently. We intend for Token Factory to achieve SOC 2 Type II certification and to support HIPAA-compliant deployments.

Our capabilities are designed to capture the accelerating demand for AI infrastructure driven by global digital transformation, the proliferation of AI applications and the increasing complexity of enterprise workloads. Modern AI models require far more compute, faster networking and more power than what general-purpose cloud infrastructures can support. Such demand is accelerating the shift toward purpose-built AI infrastructure designed for high-density GPUs, fast interconnects and predictable performance at scale. Our platform provides purpose-built solutions optimized for AI workloads focused on creating competitive differentiation around performance, cost efficiency and flexibility as well as security and reliability.

Our technology stack combines high-density GPU Clusters, fast networking, and software to deliver reliable model training and inference at up to AI Factory scale, without customers having to build or operate the underlying infrastructure. The system is organized in layers that handle hardware, orchestration, and certain security functions to enable more predictable performance, security and operational control at scale.

The infrastructure services layer provides the core hardware and facility environment needed to operate high-density computing clusters. A core component of our infrastructure is our GPU-accelerated compute clusters, which are optimized for both training and inference of AI models. These clusters leverage the latest generation of GPUs, including NVIDIA’s B200 GPU, and are often interconnected through high-bandwidth, low-latency networking to ensure optimal performance for distributed workloads. High-bandwidth networking is engineered to move data quickly between nodes, which keeps distributed training efficient. In addition to compute services, we provide high-throughput storage solutions positioned close to compute in order to reduce delays during data loading, checkpointing and model serving. These capabilities are important for organizations engaged in training large language models, conducting real-time analytics or processing high-resolution imaging data. Further, our current tier III-designed facility provides redundant power, cooling, and other forms of resiliency to support reliable AI workloads.

The managed software services layer handles how jobs work on the hardware and gives customers flexibility in how they use the platform. Our technology platform supports bare metal and managed Kubernetes, allowing clients to manage complex workloads with flexibility and efficiency.

Security and compliance are integral to our operations. We adhere to rigorous compliance standards, including SOC 2 and HIPAA, and employs advanced encryption protocols for data in transit and at rest. Optional confidential computing protects information as it is being processed. We also conduct regular penetration testing and vulnerability assessments to identify and remediate potential risks.

The platform services and operations layer is designed to keep the overall environment stable, secure, and integrated with customer systems. As part of every product and service offering, we provide ongoing hands-on support, including provisioning, monitoring and maintenance of infrastructure to help customers maximize the value of their reservations. These services include strategic consulting to align infrastructure investments with business objectives, migration support to ensure a smooth transition from legacy environments, and workload optimization to enhance performance and cost efficiency. Our team of experts works closely with customers to design tailored solutions that address specific technical and operational challenges, leveraging deep domain expertise in AI infrastructure to deliver measurable outcomes.

Our infrastructure roadmap includes ongoing investments in next-generation GPUs, high-speed interconnects and advanced orchestration capabilities to support emerging workloads and maintain a competitive edge in the rapidly evolving AI ecosystem.

Strategic Partnerships

We have entered into several strategic partnerships to strengthen our ability to deliver secure, high-performance AI infrastructure at scale. These partnerships allow us to expand our reach, accelerate deployment timelines and provide customers with integrated solutions that combine hardware, software and professional services. Our partnership with NVIDIA, as an NVIDIA Certified Cloud Partner, and other leading manufacturers and software vendors allow us to expand our reach, accelerate deployment timelines and provide customers with integrated solutions that combine hardware, software and professional services. In addition, we lease data-center capacity to obtain the physical infrastructure necessary to supply power, cooling and network connectivity required to run large GPU Clusters and support capacity expansion. We also use redundant telecommunications network providers to maintain low-latency interconnectivity between major networks.

Customers

We serve a broad spectrum of industries that require running mission-critical AI workloads with predictable performance, security and scale. The versatility of our platform enables organizations to deploy workloads that range from AI model training to real-time analytics, supporting mission-critical applications across diverse sectors.

Technology companies represent a significant portion of our customer base. These organizations utilize our GPU Clusters for training and deploying generative AI models, including large language models and diffusion-based architectures. Our HIPAA and SOC 2 compliance certifications and our emerging security capabilities position us to serve healthcare organizations, financial institutions, and government agencies in the future.

Our ability to serve a wide range of industries reflects our commitment to delivering solutions that combine high performance scalability and security. By enabling customers to access advanced compute resources without the need for significant upfront investment, we empower organizations to innovate faster and compete more effectively in an increasingly data-driven economy.

Sales Infrastructure and Go-to-Market Strategies

Our go-to-market strategy is designed to position us as a trusted partner for organizations seeking reliable, secure and scalable infrastructure for AI workloads. We employ a direct sales model supported by a network of strategic partnerships with resellers, brokers, technology providers and system integrators. Our sales strategy focuses primarily on annual or multi-year commitments for customers that demand performance, security and operational reliability to support GPU infrastructure and capabilities.

We invest in direct engagement through account teams and solutions engineers supporting customers through cluster design, deployment and ongoing operations. In addition, we focus on workload expansion over time to support the growth of customer usage as training scales and inference workloads shift into production. Our sales team consists of experienced account executives and engineers skilled in solution design, delivery and operations who work collaboratively to deliver tailored solutions that meet the unique needs of each client. This high-touch model matches the technical depth and evaluation cycles of the targeted AI deployments.

Our pricing strategy is designed to offer flexibility and scalability. We provide reserved capacity agreements that align with customer requirements and budget constraints. This approach helps customers to optimize costs while ensuring access to the compute resources necessary for mission-critical workloads.

We also prioritize customer retention and long-term relationships through account management and post-sales support. We offer onboarding assistance and related services and success motions to ensure that customers derive maximum value from their investment in our infrastructure. Customer feedback is incorporated into product development cycles, which enables continuous improvement and innovation.

We plan to expand our sales infrastructure by increasing our presence, hiring additional sales and technical personnel, marketing personnel, and other types of roles as well as systems to enhance pipeline visibility and forecasting accuracy. We intend to continue to refine our go-to-market strategy to address emerging opportunities in AI, confidential computing and other deployments, while maintaining our focus on security, scalability and cost efficiency as core differentiators.

Data Center Footprint

We operate our platform in a Tier III data center facility located in Delaware. Clusters use current-generation NVIDIA H200-class and B200 systems to support the dense, predictable compute required for training and inference required by our customers. We intend to add data center capacity in various domestic and foreign geographies based on customer demand and to engineer greater geographic diversity and operational resilience.

Our data center is designed to meet stringent reliability and security standards, incorporating redundant power supplies, backup generators and uninterruptible power systems to maintain continuous availability. Networking infrastructure within these facilities includes high-speed fiber connections and advanced routing technologies to support low-latency communication between clusters and external networks. The facilities are designed to provide redundant power infrastructure beyond the minimum required to support the normal load (“N”), including N+N power paths, N+1 uninterruptible power supply and generators, N+1 cooling, and redundant network and storage delivery, as well as complying with applicable fire-protection standards for data centers.

Competition

The market for AI infrastructure and high-performance computing services is highly competitive and characterized by rapid technological change, evolving customer requirements and significant capital investment. We compete with a broad range of providers that offer varying degrees of scale, geographic reach, and service integration, and many possess substantial financial resources and established customer relationships. Traditional hyperscale cloud platforms, such as Amazon (Amazon Web Services), Google (Google Cloud Platform) and Microsoft (Azure), represent the most significant competitive threat due to their extensive infrastructure, global presence and ability to bundle AI compute services with complementary offerings such as storage, networking and software. These providers benefit from economies of scale and can exert pricing pressure across multiple service categories. However, their platforms are generally designed for broad, general-purpose workloads rather than optimized for the unique performance requirements of reliable model AI training and inference, sometimes resulting in slow provisioning, inconsistent performance at scale and higher per-GPU costs. Neoclouds and specialized providers, such as CoreWeave, Inc. and Nebius Group N.V., focus on GPU-optimized infrastructure with flexible provisioning and competitive pricing. Across the neocloud segment, competitors vary in maturity and operational depth. Some customers deploy and manage their own GPU resources and develop internal AI infrastructures, which may allow for better control of data and latency, but requires significant capital, engineering talent and operational discipline to scale clusters, maintain a consistent supply of GPUs and upkeep infrastructure at the level required for production.

Competition is expected to intensify as demand for AI compute resources accelerates and new technologies gain traction. Our strategy to maintain and strengthen our competitive position includes continuous innovation in our product offerings and technology platforms, expansion of our infrastructure capacity, and development of strategic partnerships. We believe that our ability to deliver secure, high-throughput infrastructure at scale, tailored to the needs of customers, will enable it to compete effectively against both general-purpose cloud providers and specialized competitors.

Healthcare Business Overview

Prior to the Merger on May 15, 2025, Movano Inc. announced that it had initiated a process to explore strategic alternatives to maximize shareholder value. In order to conserve cash, it reduced its operations and turned its primary focus to consummating a strategic transaction with the goal of maximizing shareholder value, which resulted in the Merger described above. While we expect to ultimately dispose of the assets related to our legacy healthcare business, as of the date of this filing we are continuing to operate this business in a reduced capacity as we explore available opportunities.

Our commercial product was the wellness ring (formerly referred to as the Evie Ring) (the “Wellness Ring”), a wearable designed specifically for women that was launched in November 2023. We launched the Wellness Ring as a general wellness device without any FDA premarket clearances. All revenues from the sale of the Wellness Ring were generated in the United States. Following a final order by the Trademark Trial and Appeal Board (“TTAB”) of the United States Patent and Trademark Office sustaining Allora Health, Inc. d/b/a EVVY’s (“EVVY”) opposition to the Company’s registration of its EVIE mark for two of the three classes of products challenged by EVVY and receipt from EVVY of a cease and desist letter relating to our use of the EVIE mark, we currently have paused all commercial sales of the Wellness Ring (See Note 16 Subsequent Events in our consolidated financial statements for further discussions).

The Wellness Ring combines health and wellness metrics to give a full picture of one’s health, which include resting heart rate, heart rate variability, blood oxygen saturation, respiration rate, skin temperature variability, period and ovulation tracking, menstrual symptom tracking, activity profile, including steps, active minutes and calories burned, sleep stages and duration, and mood tracking. The device provides women with continuous health data distilled down to simple, yet meaningful, insights to help them make manageable lifestyle changes and take a more proactive approach that could mitigate the risks of chronic disease.

Separately, in November 2024, the Company received FDA 510(k) clearance for the pulse oximetry feature in its Medical Ring, making it a medical device. The clearance enables the Company to pursue health solutions needed for applications such as clinical trials, post-clinical trial management, and remote patient spot check monitoring for both healthcare providers and payors. The Company believes the Medical Ring is one of the first patient wearables with FDA clearance on the entire system, both hardware and software, differing from its competition that sometimes gets FDA clearance on an individual algorithm under “Software as a Medical Device” guidance. The FDA clearance of these metrics, including pulse rate and blood oxygen saturation, will be sold via prescription, and will help to ensure clinical-level confidence in the Medical Ring’s monitoring capabilities and make the device attractive to clinicians and to facilities engaged in clinical trials for at-home and/or long-term patient monitoring. This unique competitive advantage is not only a key pillar in building brand trust and loyalty but will also redefine the expectations of wearable devices.

In addition to the Wellness Ring and Medical Ring, the Company is developing one of the smallest ever patented and proprietary System-on-a-Chip (“SoC”) designed specifically for blood pressure or CGM systems. The Company built the integrated sensor from the ground up with multiple antennas and a variety of frequencies to achieve an unprecedented level of precision in health monitoring. The Company’s end goal is to bring a Class II FDA-cleared wearable device to the market that includes CGM and cuffless blood pressure monitoring capabilities. Over time, the Company’s technology could also enable the measurement and continuous monitoring of other health data.

Intellectual Property

Our intellectual property assets primarily consist of our proprietary software, system design and operational expertise that drive our AI infrastructure platform. Our intellectual property assets include proprietary inference engine and technologies, proprietary AI software ecosystem and infrastructure management software, trade secrets, trademarks and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements, that collectively form the foundation of our product offerings and technology platforms that support the performance, security, and reliability requirements of AI workloads.

In connection with our AI cloud computing business, as of December 31, 2025, we own two pending U.S. provisional patent applications. In connection with our healthcare business, as of December 31, 2025, we own, jointly own, or have exclusive rights to 30 issued and in-force patents (that cover one or more of our products or product candidates for method, system and device development) that expire at various times between November 12, 2039 and December 18, 2040. Furthermore, as of December 31, 2025, we own, jointly own, or have exclusive rights to two pending U.S. patent applications, and one pending foreign patent application.

Our trade secrets, proprietary know-how and copyrights include our source code and confidential methodologies for our technology platforms that are optimized for serving large AI models at scale, confidential computing that support secure execution of sensitive workloads and GPU node integration technology that improves throughput, reliability and utilization. Corvex employs rigorous internal controls to safeguard these trade secrets and proprietary know-how, including restricted access policies, encryption of sensitive documentation and confidentiality agreements with employees and third-party partners to control access to and non-disclosure of our proprietary information.

Our intellectual property strategy is closely aligned with our product roadmap and growth objectives. We actively monitor emerging trends in AI infrastructure to identify opportunities for innovation and patent protection. Our intellectual property portfolio and strategies are the result of significant research and development focused on optimizing performance, security, and scalability for AI workloads, and further supports our competitive advantage and increasingly differentiated product and service offerings relative to general-purpose and specialized cloud infrastructure providers.

Government Regulation

Our operations are subject to an extensive and evolving framework of federal, state and international laws and regulations that govern AI, data privacy, cybersecurity, export controls, environmental and other aspects of technology infrastructure and data centers. Compliance with these regulations is critical to maintaining customer trust and ensuring uninterrupted service delivery.

We actively monitor developments in emerging AI regulatory frameworks, including Regulation (EU) 2024/1689 of the European Parliament and of the Council (the EU AI Act) and similar initiatives in the United States and other jurisdictions. New and evolving legislation may impose additional requirements on companies deploying AI technologies or the responsible use of such AI technologies, which could require us to implement new governance processes, conduct risk assessments and provide disclosures regarding the ethical use of AI. These requirements may increase compliance costs and operational complexity. We also monitor our use and development of AI as regulated by existing, technology-agnostic regulatory frameworks, including, for example, consumer protection, non-discrimination, and employment. Such frameworks continue to apply to us, despite the use of novel technology, and we must ensure that our use and development of AI continue to align with our existing obligations. These requirements may require updates to existing compliance frameworks to account for AI and introduce additional operational complexity in enforcing internal policies. Export control regulations represent another significant area of compliance for our operations. Our products and services incorporate advanced technology and encryption features that are subject to the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce. We must obtain appropriate licenses for the export of controlled technologies and ensure that our operations do not involve prohibited end-users or destinations. Failure to comply with these regulations could result in severe penalties, including fines, restrictions on export privileges and reputational harm.

As a global company, we are subject to state, federal, and international laws, rules and regulations pertaining to privacy and security, such as state omnibus privacy laws (e.g., the CCPA and similar state laws) and the GDPR. We may be required to undertake additional compliance investment to evaluate the application of these laws to our business and to take steps to come into compliance with these laws, which could include changing our business processes. In addition, our internal computer and information technology systems, and those of our vendors and customers are vulnerable to attack, unauthorized access, unauthorized use, or other harm. Cyberattacks are increasing in frequency and sophistication, and although we have invested in security for our product offerings and technology platforms, there is no guarantee that such measures will be sufficient to protect against external or internal threats. We could incur costs to comply with the laws and to address a security incident as well as penalties if we are not deemed to be in compliance with these laws, which could have a material impact on our business.

In addition to data privacy, cybersecurity and AI-specific regulations, we are subject to environmental and energy efficiency standards applicable to data center operations. Certain jurisdictions mandate reporting of greenhouse gas emissions and adherence to sustainability targets, which may require additional investment in renewable energy sources and energy-efficient cooling technologies. We are also required to comply with occupational health and safety regulations governing our facilities and workforce.

Environmental Regulations

The cost of compliance with federal, state, and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the year ended December 31, 2025, and there are no material expenditures planned for such purposes for the year ended December 31, 2026.

Healthcare Regulations

FDA Regulation

While the first iteration of the Wellness Ring is a general wellness device and therefore does not require FDA premarket clearance, the Medical Ring is a medical device and required FDA clearance and over time we believe the execution of additional accuracy studies could lead to additional FDA clearances on vital signs monitoring capabilities including respiration rate.

Before and after approval or clearance in the U.S., any subsequent iterations of our planned solution will be subject to extensive regulation by FDA under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) and/or the Public Health Service Act, as well as by other regulatory bodies. FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and pharmaceutical products. There may be certain commercial applications for our technology that require less regulatory scrutiny than described below.

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

The regulatory environment in which we operate is dynamic and subject to frequent changes. New laws or amendments to existing regulations could impose additional obligations, result in additional compliance costs or restrictions on our business practices. We constantly monitor regulatory developments and industry standards and their impact on business, investments in ongoing compliance programs, and reviews and assesses the adequacy of our technical controls to ensure compliance with all applicable laws and regulations. Failure to comply with applicable regulations could result in civil or criminal penalties, contractual liabilities, and reputational damage, any of which could materially and adversely affect our business, financial condition, and results of operations. See “Risk Factors — Risks Related to Legal and Regulatory Matters of the Company — our business is subject to a wide range of laws and regulations, and our failure to comply with those laws and regulations could harm our business.”

People, Culture and Values

As of March 20, 2026, we employ approximately 38 full-time and two part-time professionals across engineering, operations, product development, customer success and administrative functions. Our workforce is predominantly technical, with highly skilled individuals with expertise in AI infrastructure and high-performance compute. We place significant emphasis on recruiting top talent from leading technology firms, research institutions and academic programs to ensure that our team remains at the forefront of innovation.

We foster a culture of collaboration and continuous improvement, encouraging employees to contribute ideas that drive product development and operational excellence. Employee development is a strategic priority for us.

Our ability to attract, develop, and retain highly skilled professionals is critical to our success. We believe that our engineering-driven culture, commitment to disciplined execution and competitive compensation practices help attract and retain skilled technical talent. We expect headcount to increase as we expand our data-center footprint and broaden our product capabilities.

Available Information

We were incorporated in the State of Delaware in January 2018 under the name Maestro Sensors Inc. On August 3, 2018, we changed our name to Movano Inc. and on March 23, 2026 we changed our name to Corvex, Inc. following the Merger. Our principal executive offices are located at 3401 North Fairfax Drive, Suite 3230, Arlington, VA 22226, and our telephone number is (866) GET-GPUS ((866) 438-4787).  Our Internet website address is www.corvex.ai. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the information contained under the heading “Cautionary Note Regarding Forward-Looking Statements” before deciding whether to invest in our common stock.

The financial information presented in this “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to the historical operations of the Company prior to the completion of the Merger, which principally reflect our Healthcare Business, and should be read in that context, unless specified otherwise. Accordingly, the historical results presented herein are not inclusive of the financial position, results of operations and cash flows of Corvex OpCo, which principally reflect our AI Cloud Computing Business.

The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We may update these risk factors in our periodic and other filings with the SEC.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

●	The market price of our common stock after the merger may be affected by factors different from those that historically affected the market price of our common stock.

●	We may fail to realize the anticipated benefits of the Merger.

●	The expected dilution caused by the issuance of our securities in connection with the Merger may adversely affect the market price of our Common Stock.

●	We may become involved in litigation in connection with the Merger, which could result in substantial costs to the company and divert the attention of our management.

●	Our recent growth may not be indicative of our future growth, and if we do not effectively manage our future growth, our business, operating results, financial condition, and prospects may be adversely affected.

●	We have a limited number of suppliers for significant components of the equipment it uses to build and operate our platform and provide our solutions and services.

●	If our data center providers fail to meet the requirements of our business, or if the data center facilities experience damage, interruption, or a security breach, our ability to provide access to our infrastructure and maintain the performance of our network could be negatively impacted.

●	A substantial portion of our revenue is driven by a limited number of our customers, and the loss of, or a significant reduction in, spend from one or a few of our top customers would adversely affect our business, operating results, financial condition, and prospects.

●	If we fail to efficiently enhance our platform and develop and sell new solutions and services and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our platform may become less competitive.

●	The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain.

●	Our operations require substantial capital expenditures, and we will require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital on acceptable terms, if at all, or to lower our total cost of capital, may adversely affect our business, operating results, financial condition, and prospects.

●	We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, financial condition, and prospects.

●	A network or data security incident against us, or our third-party providers, whether actual, alleged, or perceived, could harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, financial condition, and prospects.

●	If we are unable to attract new customers, retain existing customers, and/or expand sales of our platform, solutions, and services to such customers, we may not achieve the growth we expect, which would adversely affect our business, operating results, financial condition, and prospects.

●	If we are unable to successfully build, expand, and deploy our sales organization in a timely manner, or at all, or to successfully hire, retain, train, and motivate our sales personnel, our growth and long-term success could be adversely impacted.

●	We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel, including members of our board of directors, could harm our business.

●

Failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could enable others to copy or use aspects of our platform without compensating it, which could harm our brand, business, operating results, financial condition, and prospects.

●	Our business is subject to a wide range of laws and regulations, and our failure to comply with those laws and regulations could harm our business.

●	We have identified material weaknesses in our internal control over financial reporting.

●	We incur significant costs and management resources as a result of operating as a public company.

●	Adverse global macroeconomic conditions, geopolitical risks, or reduced spending on AI and machine learning or on cloud infrastructure could adversely affect our business, operating results, financial condition, and prospects.

●	We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as war and regional geopolitical conflicts around the world, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster

●	The market price of our common stock may be volatile, and you could lose all or part of your investment.

●	Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.

●	Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in decreases in the price of our securities.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

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

Risks Related to the Combined Company Following the Merger with Predecessor Movano

The market price of our common stock after the merger may be affected by factors different from those that historically affected the market price of our common stock.

The businesses of our Corvex division differs from those of our Movano division in important respects, and, accordingly, the results of operations of Corvex after the merger, as well as the market price of our common stock, may be affected by factors different from those that historically affected the results of operations of the Company. For further information on the respective businesses of each of our divisions and certain factors to consider in connection with those businesses, see the section titled “Item 1 Business” above and “Risk Factors-Risks related to Corvex” below. Additionally, the market price of our common stock may fluctuate significantly following the merger. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the common stock of the combined company, regardless of our actual operating performance.

Our business relationships may be subject to disruption due to uncertainty associated with the merger.

Parties with which we do business may experience uncertainty associated with the merger, including with respect to current or future business relationships with the Company. Our business relationships may be subject to disruption as parties with which the Company does business may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the Company, including an adverse effect on our ability to realize the anticipated benefits of the merger.

We may fail to realize the anticipated benefits of the Merger.

The Company believes that there are significant benefits that may be realized by the Merger. However, the efforts to realize these benefits will be a complex process and may disrupt our existing operations if not implemented in a timely and efficient manner. The full benefits of the Merger may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the Merger could adversely affect our business, operating results or financial condition and cause the combined business to not perform as expected.

Our Corvex and Movano divisions have operated independently before the completion of the Merger and there can be no assurances that the integration of the Corvex division into the Company can be achieved successfully. Specifically, the following issues, among others, must be addressed to realize the anticipated benefits of the Merger:

●	combining certain of the companies’ financial, reporting and corporate functions;

●	consolidating the companies’ administrative and IT infrastructure;

●	expanding Corvex’s finance and accounting infrastructure and personnel, including SEC reporting capabilities, technical accounting, tax, internal audit and compliance capabilities;

●	implementation of an enterprise resource planning system;

●	consolidating the companies’ administrative and information technology infrastructure;

●	implementing and maintaining requisite internal controls over financial reporting and disclosure controls and procedures; and

●	maintaining continued compliance with the Nasdaq Listing Rules, including compliance with Nasdaq corporate governance requirements.

If the Merger does not qualify as a “reorganization” under Section 368(a) of the Code, stockholders of Corvex common stock may be required to recognize gain or loss for U.S. federal income tax purposes upon the exchange of Corvex common stock for our Common Stock in the Merger.

The Company intends for the Merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes. The completion of the Merger is not conditioned on the Merger qualifying for the intended tax treatment or upon the receipt of an opinion of counsel to that effect, and the Company has not requested a ruling from the IRS regarding the U.S. federal income tax consequences of the Merger.

If the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, a Corvex stockholder that is a U.S. holder generally would recognize a gain or loss for U.S. federal income tax purposes upon the exchange of the legacy Corvex common stock and series seed preferred stock for our Common Stock in the Merger.

Potential litigation against the Company could result in substantial costs and divert management’s attention.

Securities class action lawsuits and derivative lawsuits are often brought against public companies in connection with merger transactions. Even if such lawsuits are unsuccessful, defending against them can result in substantial costs and divert management’s attention.

Stockholders of the Company may file lawsuits against the Company and/or the directors and officers of the Company in connection with the Merger. Potential lawsuits could result in significant costs to the Company, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

The expected dilution caused by the issuance of our securities in connection with the Merger may adversely affect the market price of our Common Stock.

The expected dilution caused by the issuance of the new shares of our Common Stock in connection with the conversion of the convertible preferred stock issued to legacy Corvex stockholders in connection with the payment of the merger consideration upon the closing of the Merger and the assumption of Corvex equity awards and the issuance of new equity awards in connection with the Merger, either alone or in combination with any negative impact on the market price of our Common Stock following the release of lock-up restrictions entered by the respective directors, officers and certain stockholders of legacy Corvex and the Company in connection with the Merger, may result in fluctuations in the market price of our Common Stock, including a stock price decrease.

Pursuant to the terms of the Merger Agreement, we are required to obtain stockholder approval for conversion of all outstanding shares of our Series C and Series D Preferred Stock into shares of our common stock. We cannot guarantee that our stockholders will approve this matter.

Under the terms of the Merger Agreement, we agreed to take all action necessary under applicable law to obtain the requisite approval for the conversion of all outstanding shares of Series C Preferred Stock and Series D Preferred Stock issued in the Merger into shares of our common stock, as required by the Nasdaq Listing Rules, at a stockholders meeting to be held as soon as practicable following the execution of the Merger Agreement, which would be time consuming and costly. The conversion of all such Series C Preferred Stock and Series D Preferred Stock will cause the issuance of a maximum of 53,778,572 shares of our Common Stock, resulting in dilution to existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. We have a contractual obligation under the Merger Agreement to register such shares of Common Stock for resale shortly following their conversion if approved by our stockholders at the stockholders meeting.

Risks Related to our AI Cloud Computing Business and Industry

Our recent growth may not be indicative of our future growth, and if we do not effectively manage our future growth, our business, operating results, financial condition, and prospects may be adversely affected.

Our AI cloud computing business was founded in October 2024, launched our platform in the first quarter of 2025 and generated revenue of $4.9 million for the nine months ended September 30, 2025. Investors should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors. Overall growth of our revenue will depend on a number of factors, including but not limited to our ability to:

●	expand our AI infrastructure capacity;

●	manage increases in input and operating costs, including price increases for servers, GPUs, memory, storage, networking, cooling, data center space, and power;

●	anticipate and adapt to regulatory shifts that affect infrastructure expansion and operations, including federal, state, and local changes related to data center permitting, operation and zoning, energy usage caps, emissions or cooling requirements, and related compliance obligations that could delay or increase the cost of capacity additions;

●	compete with other companies in our industry, including those with greater financial, technical, marketing, sales, and other resources;

●	continue to develop new solutions and services and new functionality for our platform and successfully further optimize our existing infrastructure, solutions, and services;

●	retain existing customers and increase sales to existing customers, as well as attract new customers and grow our customer base;

●	successfully expand our business domestically and internationally;

●	generate sufficient cash flow from operations and raise additional capital, including through indebtedness, to support continued investments in our platform to maintain our technological leadership and the security of our platform;

●	strategically expand our direct sales force and leverage our existing sales capacity;

●	introduce and sell our solutions and services to new markets and verticals;

●	recruit, hire, train, and manage additional qualified personnel for our research and development activities;

●	maintain our existing, and enter into new, more cost-efficient, financing structures; and

●	successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform.

In addition to the factors discussed above, our revenue growth may also be impacted by industry-specific factors, particularly the continued development of AI (including advancements in AI technology that may lead to further compute efficiencies), the broader adoption, use, and commercialization of AI and any impacts of the developing AI regulatory environment.

As many of these factors are beyond our control, it is difficult for us to accurately forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, we may be unable to maintain consistent revenue or revenue growth, the value of our stock could be volatile, and it may be difficult to achieve and, if achieved, maintain profitability. In addition, changes in the macroeconomic environment, including actual or perceived global banking and finance related issues, domestic and foreign regulatory uncertainty, changes in trade policies (including the imposition of tariffs, trade controls and other trade barriers), labor shortages, supply chain disruptions, volatile interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, including the effects of the conflicts in the Middle East and Russia/Ukraine and tensions between China and Taiwan, weak economic conditions in certain regions, or a reduction in AI spending regardless of macroeconomic conditions may impact our growth.

In addition, as we have grown, our number of customers has also increased, and we have increasingly managed more complex deployments of our infrastructure in more complex computing environments. The rapid growth and expansion of our business places a significant strain on our management, operational, engineering, and financial resources. To manage any future growth effectively, we must continue to improve and expand our infrastructure, including information technology (“IT”) and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. If we do not manage future growth effectively, our business, operating results, financial condition, and prospects would be harmed.

As an early-stage company, our systems, controls, staffing, product capabilities, and other aspects of our operations will need to continue to evolve to support current demand and any future revenue growth. If we continue to experience rapid growth, we may not be able to successfully implement or scale improvements to our systems, processes, and controls in an efficient, timely, or cost-effective manner. As we grow, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. Any future growth will continue to add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, cause difficulty or delays in deploying our platform to new and existing customers, reduce demand for our platform, and cause difficulties in introducing new solutions and services or other operational difficulties, and any of these difficulties would adversely affect our business, operating results, financial condition, and prospects.

We have a limited number of suppliers for significant components of the equipment it uses to build and operate our platform and provide our solutions and services. Any disruption in the availability of these components could delay our ability to expand or increase the capacity of our infrastructure or replace defective equipment.

We do not manufacture the components we use to build the technology infrastructure underlying our platform. We have a limited number of suppliers that we use to procure and configure significant components of the technology infrastructure that we use to operate our platform and provide our solutions and services to our customers. Additionally, for the year ended December 31, 2025, three suppliers accounted for 63%, 23%, and 9% of our total purchases. Utilizing a limited number of suppliers of the components for our technology infrastructure exposes us to risks, including:

●	asymmetry between component availability and contractual performance obligations, including where specified components are required;

●	exposure to volatility in the prices and availability of GPUs, RAM, and other hardware;

●	volatility in the price of power and leased or licensed data centers;

●	shifts in market-leading technologies away from those offered by our current suppliers that could impact our ability to offer our customers the solutions and services that they are seeking;

●	reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including any delays in our supply chain (such as the recent delays associated with NVIDIA’s Blackwell GPUs);

●	limited ability to control aspects of the quality, performance, quantity, and cost of our infrastructure or of our components;

●	the potential for binding price or purchase commitments with our suppliers at higher than market rates;

●	reliance on our suppliers to keep up with technological advancements at the same pace as our business and customer demands, including their ability to continue to deliver next generation components that are substantially better than the prior generation;

●	consolidation among suppliers in our industry, which may harm our ability to negotiate favorable terms with our suppliers and their third-party suppliers;

●	labor and political unrest at facilities it does not operate or own;

●	geopolitical disputes disrupting our or any of our suppliers’ supply chains;

●	business, legal compliance, litigation, and financial concerns affecting our suppliers or their ability to manufacture and ship components in the quantities, quality, and manner we require;

●	impacts on our supply chain from adverse public health developments, including outbreaks of contagious diseases or pandemics; and

●	disruptions due to floods, earthquakes, storms, and other natural disasters, particularly in countries with limited infrastructure and disaster recovery resources, or regional conflicts.

Our technology infrastructure components suppliers fulfill our supply requirements on the basis of individual purchase orders. We currently have no long-term contracts or arrangements with our suppliers that guarantee capacity or the continuation of any particular payment terms. Accordingly, our suppliers are not obligated to continue to fulfill our supply requirements, and the prices it is charged for our products and, if applicable, services could be increased on short notice. Any delay from our suppliers may result in our inability to provide our infrastructure and platform to our customers on a timely basis and fulfill our contractual requirements under our customer contracts, and we may be unable to obtain replacement parts or warranty service on the timelines required to meet our delivery schedules and service level commitments. Suppliers may also suspend, reduce, or discontinue sales, support, or prioritized allocations to us if we experience adverse brand or reputational issues or any perceived compliance lapses (including with know-your-customer (“KYC”)/anti-money laundering (“AML”), sanctions, or related screening obligations) that cause us to be viewed as a higher-risk counterparty, which could disrupt operations, extend lead times, increase costs, and impair our ability to meet customer commitments. If we are required to change suppliers, our ability to meet our obligations to our customers, including scheduled compute access, could be adversely affected and our solutions may not be as performant, which could cause the loss of sales from existing or potential customers, delayed revenue, or an increase in our costs, which could adversely affect our margins. The process to select and onboard alternate suppliers, including software vendors, may be lengthy, and transitioning suppliers could require installation or engineering work, retraining or other processes that may introduce downtime risk and incremental expense. Any production or shipping interruptions for any reason, such as a natural disaster, epidemics, pandemics, capacity shortages, quality problems, or strike or other labor disruption at one of our supplier locations or at shipping ports or locations, could adversely affect sales of our solution and services offerings.

In addition, we are continually working to expand and enhance our infrastructure features, technology, and network and other technologies to accommodate substantial increases in the computing power required by more compute-intensive workloads on our platform, the amount of data it hosts, and our overall number of total customers. We may be unable to project accurately the rate or timing of these increases or to allocate resources successfully to address such increases and may underestimate the data center capacity needed to address such increases. Our limited number of suppliers, in turn, may not be able to quickly respond to our needs, which would have a negative impact on customer experience and contractual performance. In the future, we may be required to allocate additional resources, including spending substantial amounts, to build, purchase, lease or license data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer usage, and our suppliers may not be able to satisfy such requirements. There is no assurance that we will be able to enter into agreements to build, purchase, lease or license data centers and related equipment and infrastructure in a timely manner or on terms that are favorable to us. If we are not able to expand our data center capacity to meet the demands of our customers, our business, operating results, financial condition, and prospects may be adversely affected. In addition, our network or our suppliers’ networks might be unable to achieve or maintain data transmission capacity high enough to effectively deliver our services. We may also face constraints on our ability to deliver our platform, solutions, and services if there is limited power supply. Our failure, or our suppliers’ failure, to achieve or maintain high data transmission capacity and sufficient electrical services would impact our ability to meet customer needs and could significantly reduce consumer demand for our services. Such reduced demand and resulting loss of compute, cost increases, or failure to upgrade our equipment or adapt to new technologies would harm our business, operating results, financial condition, and prospects.

Moreover, our suppliers themselves rely on a complex network of third-party suppliers for semiconductor manufacturing, hardware components, and other critical inputs, which introduces additional risks to our supply chain. For example, NVIDIA relies on suppliers such as Taiwan Semiconductor Manufacturing Company for semiconductor fabrication and other manufacturers for compute and networking components. Any disruption in the operations of these upstream suppliers, whether due to equipment failures, geopolitical factors such as the potential for military conflict between China and Taiwan, or supply chain constraints, could affect our suppliers’ ability to supply the significant components of the equipment it uses to operate our platform and provide our solutions and services to our customers, which would, in turn, affect the availability of our solutions and services, as well as lead times.

In addition, to the extent any of our suppliers’ businesses are impacted by business, legal compliance, litigation, and financial concerns, including regulatory scrutiny and export controls, our business, operating results, financial condition, and prospects may be adversely affected. For example, increasing use of tariffs, economic sanctions and export controls has impacted and may in the future impact the availability and cost of GPUs and other components of our platform. Broad-based tariffs imposed on imported goods have increased the cost of, among other goods, semiconductors and GPUs imported into the United States. Escalation of tariffs or other trade restrictions applicable to semiconductors, server hardware, networking equipment, or power infrastructure could increase equipment costs, extend lead times, and reduce availability. Intensifying geopolitical tensions or conflict affecting key technology manufacturing hubs, including potential disruptions impacting the Taiwan semiconductor ecosystem, could materially impair our suppliers’ ability to deliver critical components on required schedules or at expected costs, which could adversely affect our ability to meet customer demand and our operating results. Further, stringent export controls targeting semiconductor manufacturing equipment and other items related to advanced integrated circuits may increase the cost of such equipment or otherwise limit the supply chain. Additional export restrictions imposed on components of our technologies may also provoke responses from foreign governments that negatively impact our supply chain, increase the costs for affected imported goods, or limit our ability to obtain additional hardware components, which would also substantially reduce our ability to provide or develop our platform, solutions, and services.

In the event of a supplier unavailability or discontinuation of services, component shortage, or supply interruption, we may not be able to secure alternate sources in a timely manner. Securing alternate sources of supply for these components or services may be time-consuming, difficult, and costly and we may not be able to source these components or services on terms that are acceptable to it, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these components or services, or the inability to obtain these components or services from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet the demand of our customers, which in turn would have an adverse effect on our business, operating results, financial condition, and prospects.

Our business would be harmed if we are not able to access sufficient power or by increased costs to procure power, prolonged power outages, shortages, or capacity constraints.

We depend on being able to secure power for our data center facilities, in a cost-effective manner. Our inability to secure sufficient power or any power outages, shortages, supply chain issues, capacity constraints, or significant increases in the cost of securing power could have an adverse effect on our business, operating results, financial condition, and prospects. There can be no assurance that we will be able to secure sufficient, cost-effective electrical power and suitable data center space on acceptable terms, or at all.

We rely on third parties to provide a sufficient amount of power to maintain our leased or licensed data center facilities and meet the needs of our current and future customers. We may experience insufficient power to operate our cloud service. Any limitation on the delivered energy supply would limit our ability to operate our platform. These limitations would have a negative impact on a given data center or limit our ability to grow our business which could negatively affect our business, operating results, financial condition, and prospects. Limitations on generation, transmission, and distribution may also limit our ability to obtain sufficient power capacity for potential expansion sites in new or existing markets. Power providers, other participants in the power market, and those entities that regulate us may impose onerous operating conditions to any approval or provision of power or we may experience significant delays and substantial increased costs to provide the level of electrical service required by our current or future leased or licensed data centers, or any data centers it may choose to construct in the future. Our ability to find appropriate sites for expansion, including existing sites to lease or license, will also be limited by access to power.

Our data center facilities are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids more generally, and planned power outages by public utilities could harm our customers and our business. Further, we may not control access to building infrastructure such as generators or fuel tanks at any leased data center facilities As a result, in the event of a power outage, we could be dependent upon the landlord, as well as the utility company, to restore the power. Even if we attempt to limit our exposure to system downtime by using backup generators, which are in turn supported by onsite fuel storage and through contracts with fuel suppliers, these measures may not always prevent downtime or solve for long-term or large-scale outages. Any outage or supply disruption could adversely affect our customer experience, as well as our business, operating results, financial condition, and prospects.

The global energy market is currently experiencing inflation and volatility pressures. Various macroeconomic and geopolitical factors are contributing to the instability and global power shortage, including the war in Russia/Ukraine, severe weather events, governmental regulations, government relations, and inflation. We expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures, which could materially affect our financial forecasting, business, operating results, financial condition, and prospects.

If our data center providers fail to meet the requirements of our business, or if the data center facilities experience damage, interruption, or a security breach, our ability to provide access to our infrastructure and maintain the performance of our network could be negatively impacted.

We lease space in or otherwise license use of third-party data centers located in the United States. Our business is reliant on these data center facilities. Given that we lease or license use of this data center space, we do not control the operation of these third-party facilities. Consequently, we could be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data center facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes, floods, fires, power loss, system failures, computer and other cybersecurity vulnerabilities, physical or electronic break-ins, human error, malfeasance or interference, including by employees, former employees, or contractors, as well as terrorist acts and other catastrophic events. We and the data center facilities we lease space in or license use of have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including availability or sufficiency of power, infrastructure changes, and capacity constraints, occasionally due to an overwhelming number of customers accessing our infrastructure simultaneously. Our third-party data centers and network infrastructure may also be subject to cybersecurity attacks, including supply chain attacks, due to the actions of outside parties or human error, malfeasance, insider threats, system errors or vulnerabilities, insufficient cybersecurity controls, a combination of these, or otherwise, which may cause service outages and otherwise impact our ability to provide our solutions and services. We likewise depends on software and hardware performing in accordance with manufacturers’ and vendors’ specifications; however, warranties, support and updates or patches may be insufficient, unavailable or delayed. While we take steps to review the security measures of our third-party data centers, we cannot ensure that the measures in place will be sufficient to prevent a cybersecurity attack or to protect the continued operation of our platform in the event of a cybersecurity attack, and any impact to our solutions and services may also impact our business, operating results, financial condition, and prospects. Data center facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, litigation to stop, limit, or delay operations, and other legal challenges, including local government agencies seeking to gain access to customer accounts for law enforcement or other reasons. In addition, while we have entered into various agreements for the lease of data center space, equipment, maintenance, and other services, those third parties could fail to deliver on their contractual obligations under those agreements, including agreements to provide certain data, equipment, and utilities information required to run our business. Furthermore, we may require the data centers we lease to have certain highly specific attributes in order to effectively run our business. For example, our data centers may also require networking equipment, high-speed interconnects, enhanced access to power, and liquid cooling infrastructure. In some cases, these third-party data centers are required to undergo extensive retrofitting and improvement efforts, including to incorporate novel developments in our industry, which are time consuming, expensive, and less efficient than if it were to lease from spaces already designed for our operations, and which may not ultimately be successful in meeting all of our requirements.

If third parties fail to successfully deliver on such performance requirements, our ability to maintain the performance of our network would be negatively impacted. Similarly, failures, defects, or delays in our own software or in open-source or commercially licensed software it uses can impair availability, functionality, or security and could result in service credits, liquidated damages, or termination rights under our customer contracts.

Other factors, many of which are beyond our control, that can affect the delivery, performance, and availability of our platform include:

●	the development, maintenance, and functioning of the infrastructure of the internet as a whole;

●	the performance and availability of third-party telecommunications services with the necessary speed, data capacity, and security for providing reliable internet access and services;

●	the success or failure of our redundancy systems;

●	the success or failure of our disaster recovery and business continuity plans;

●	decisions by the owners and operators of the data center facilities where our infrastructure is installed or by global telecommunications service provider partners who provide it with network bandwidth to terminate our contracts, discontinue services to it, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy, breach their contracts with it, or prioritize the traffic of other parties;

●	our ability to enter into data center agreements and leases according to our business needs and on terms and with counterparties acceptable to it; and

●	changing sentiment by government regulators relating to data center development, including in response to public concerns regarding environmental impact and development, which may result in restrictive government regulation or otherwise impact the future construction of additional data centers.

If we do not accurately anticipate the data center capacity required by our customers, including if they use less or more of our infrastructure than expected, we would incur additional costs due to leasing more capacity than is used and paid for by our customers or, alternatively, in seeking additional data center capacity to fulfill unexpected demand on terms that may not be economically reasonable or acceptable to us, if we are able to lease additional capacity at all. We may also need to seek additional data center capacity in the event any leases with third parties are terminated or not renewed, which we may be unable to do on reasonable terms or at all. Moreover, to the extent we build or otherwise secure additional capacity (including through owned or build-to-suit data centers) and customer demand is insufficient to utilize such capacity at anticipated levels, we may not realize expected returns on these investments, and our business, operating results, financial condition, and prospects would be adversely affected.

The occurrence of any of these factors, or our inability to efficiently and cost-effectively fix such errors or other problems that may be identified, could damage our reputation, negatively impact our relationship with our customers, or otherwise materially harm our business, operating results, financial condition, and prospects.

In the future, we may develop our own data centers, rather than relying on third parties and, because of our limited experience in this area, it could experience unforeseen difficulties. For example, any potential expansion of our data center infrastructure would be complex, and unanticipated delays in the completion of those projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our platform. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade our platform or increase our costs. Construction and delivery of new or expanded facilities also present additional risks, including project delays; unexpected budget changes and cost overruns; increased prices for, or shortages of, building supplies, raw materials, and data center equipment; labor availability issues, including as a result of unionization, labor negotiations or labor disputes, or work stoppages among contractors and subcontractors; environmental issues and geologic conditions; and delays or conditions imposed in connection with permits and other approvals from public agencies, utilities, or other organizations. Prices for key inputs required for new builds and expansions — including data center space, construction labor and materials, electrical and cooling infrastructure, networking, and GPUs — may be volatile and may increase materially between project underwriting and delivery, which could delay projects, increase capital intensity, compress returns, or render certain builds uneconomic. Any of these issues could delay readiness, increase capital intensity, limit capacity additions, or impair expected performance.

A substantial portion of our revenue is driven by a limited number of our customers, and the loss of, or a significant reduction in, spend from one or a few of our top customers would adversely affect our business, operating results, financial condition, and prospects.

A substantial portion of our revenue is driven by a limited number of customers.

For the year ended December 31, 2025, three customers accounted for approximately 32%, 19%, and 16%, respectively, of our unaudited revenue. None of our other customers represented 10% or more of our revenue for the year ended December 31, 2025. Any negative changes in demand from our top customers, in our top customers’ ability or willingness to perform under their contracts with us or in our broader strategic relationship with our top customers would adversely affect our business, operating results, financial condition, and prospects. In addition to risks associated with customers discontinuing use of our solutions, we face risks that customers may fail to continue usage following renewal events, or even during the term of a lease. We offer varying lease lengths and therefore faces renewal timing risk and credit-quality risk from our counterparties. Where contractual offtake periods are shorter than associated lease obligations, we bear the risk that renewal will occur at lower prices or not at all, requiring rapid replacement of non-performing or non-renewing customers and potentially resulting in periods of under-utilized capacity and lower cash flows. Additionally, we may experience contractual non-performance by certain customers, which may result in losses.

We anticipate that we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future, and in some cases, the portion of our revenue attributable to certain customers may increase in the future. The composition of our customer base, including our top customers, may fluctuate from period to period given that our customer composition has evolved and is expected to continue to evolve significantly as our business continues to evolve and scale and as the use cases for AI continue to develop. However, we may not be able to maintain or increase revenue from our top customers for a variety of reasons, including the following:

●	customers may develop their own infrastructure that may compete with our services;

●	some of our customers may redesign their systems to require fewer of our services with limited notice to it and may choose not to renew or increase their purchases of our platform, solutions, and services; and

●	our customers may have pre-existing or concurrent relationships with, or may be, current or potential competitors that may affect such customers’ decisions to purchase our platform, solutions, and services.

Customer relationships often require us to continually improve our platform, which may involve significant technological and design challenges, and our customers may place considerable pressure on it to meet tight development and capacity availability schedules. Accordingly, we may have to devote a substantial amount of our resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in making capacity or AI infrastructure available and performing to contractual specifications could impair our relationships with our customers and negatively impact forecasted sales of the services under development. Customer dissatisfaction with our products and services may materially and adversely affect our business, and a failure to continuously improve our solutions may render our technology obsolete.

If we fail to efficiently enhance our platform and develop and sell new solutions and services and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our platform may become less competitive.

The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and regulatory changes, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to, predict, adapt, and respond effectively to these changes on a timely basis. If we are unable to develop and sell new solutions and services that satisfy and are adopted by new and existing customers and provide enhancements, new features, and capabilities to our infrastructure that keep pace with rapid technological and industry change, our business, operating results, financial condition, and prospects could be adversely affected. Further, prospective or existing customers may influence our product roadmap by requiring features optimal for their particular use case. If we are unable to adapt to meet customers’ requirements, they may use competitive offerings or internal solutions that eliminate reliance on third-party providers, and our business, operating results, financial condition, and prospects could be adversely affected. Moreover, prioritizing development of such features may require significant engineering resources and may not be compatible with the requirements of other customers, which could impact overall adoption of our platform. If new technologies emerge that limit or eliminate reliance on AI cloud platform providers like us, or that enable our competitors to deliver competitive services at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete. If our solutions do not allow it or our customers to comply with the latest regulatory requirements, sales of our platform, solutions, and services to existing customers may decrease and new customers will be less likely to adopt our platform.

Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our platform, solutions, and services grows. As sales of our platform grow, we will need to devote additional resources to expanding, improving, and maintaining our infrastructure and integrating with third-party applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, and to improve our IT and financial infrastructure, operating and administrative systems, and our ability to effectively manage headcount, capital and processes, including by reducing costs and inefficiencies. Any failure of, or delay in, these efforts could result in impaired system performance and reduced customer satisfaction, which would negatively impact our revenue growth and our reputation and could cause existing customers to reduce or terminate use of our platform. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and it may not be able to accurately forecast demand or predict the results it will realize from such improvements. In some circumstances, we may also determine to scale our technology through the acquisition of complementary businesses and technologies rather than through internal development, which may divert management’s time and resources. To the extent that we do not effectively scale our operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our services, we will not be able to grow as quickly as it anticipates, our customers may reduce or terminate use of our platform and it will be unable to compete as effectively and our business, operating results, financial condition, and prospects will be adversely affected.

We continually work to upgrade and enhance our platform, solutions, and services in response to customer demand and to keep up with technological changes. Part of this process entails cycling out outdated components of our infrastructure and replacing them with the latest technology available. This requires us to make certain estimates with respect to the useful life of the components of our infrastructure and to maximize the value of the components of our infrastructure, including our GPUs, to the fullest extent possible. We cannot guarantee that our estimates will be accurate or that our attempts at maximizing value will be successful. Any changes to the significant assumptions underlying our estimates or to the estimates of our components’ useful lives, or any inability to redeploy components of our existing infrastructure to extend past their contracted life could significantly affect our business, operating results, financial condition, and prospects.

Our platform must also integrate with a variety of network, hardware, storage, and software technologies, and it needs to continuously modify and enhance the capabilities of our platform to adapt to changes and innovation in these technologies. If our customers widely adopt new technologies, we may need to redesign parts of our platform to work with those new technologies. These development efforts may require significant engineering, marketing, and sales resources, all of which would affect our business, operating results, financial condition, and prospects. Any failure of our infrastructure’s capabilities to operate effectively with future technologies and software platforms could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete, and our business may be harmed.

In addition, we must also continue to effectively manage our capital expenditures by maintaining and expanding our data center capacity, servers and equipment, grow in geographies where it currently has limited or no presence, and ensure that the performance, features, and reliability of our services and our customer service remain competitive in a rapidly changing technological environment. Depreciation of our infrastructure assets may occur faster or slower than currently estimated as a result of technological change, configuration mismatches, or changes in utilization, which could materially affect reported results, cash flows, and covenant calculations and may necessitate earlier-than-planned replacements or write-downs. Our returns on capital expenditures are uncertain and may be reduced or may be negative due to factors such as changes in equipment pricing over time, higher than expected cost of capital, under-utilization or excess capacity, configuration mismatches with customer demand, renewal pricing pressure, customer credit deterioration, and liquidated damages or service credits for failure to meet SLAs, any of which can lower cash flows and impair project economics. If we fail to manage our growth, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees, and it may fail to achieve anticipated returns on our investments.

The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. Failure by our customers to continue to use our platform to support AI use cases in their systems, or our ability to keep up with evolving AI technology requirements and regulatory frameworks, could have a material adverse effect on our business, operating results, financial condition, and prospects.

As part of our growth strategy, we seek to attract and acquire customers requiring high-performance computing, such as AI, machine learning, and automated decision-making technologies, including proprietary AI algorithms and models (collectively, “AI Technologies”).

AI has been developing at a rapid pace, and continues to evolve and change. As demand continues for AI services, AI providers, including our customers, have sought increased compute capacity to enable advancements in their AI models and service the demands of end users. We cannot predict whether additional computing power will continue to be required to develop larger, more powerful AI models, or if the practical limits of AI technology will plateau in the future regardless of available compute capacity. Further, there have been recent advancements in AI technology, including open-source AI models, that may lead to compute and other efficiencies that may impact the demand for AI services, including our platform, solutions, and services, which may adversely impact our revenue and profitability. In the event that existing scaling laws do not continue to apply as they have in the past, demand by our customers for compute resources, including our solutions and services, may not continue to increase over time, or may decrease if overall demand for AI is impacted by a lack of further technological development. If we are unable to keep up with the changing AI landscape or in developing services to meet our customers’ evolving AI needs, or if the AI landscape does not develop to the extent it or our customers expect, our business, operating results, financial condition, and prospects may be adversely impacted.

Additionally, we may incur significant costs and experience significant delays in developing new solutions and services or enhancing our current platform to adapt to the changing AI landscape, and may not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain. Further, market acceptance, understanding, and valuation of solutions and services that incorporate AI Technologies are uncertain and the perceived value of AI Technologies used and/or provided by our customers could be inaccurate. If AI is not broadly adopted by enterprises to the extent we expect, or if new use cases do not arise, then our opportunity may be smaller than we expect. Further, if the consumer perception and perceived value of AI Technologies is inaccurate this could have a material adverse effect on our customers, which in turn could have a material adverse effect on our business, operating results, financial condition, and prospects.

Concerns relating to the responsible use by our customers of new and evolving technologies, such as AI, which are supported by our platform, may result in collateral reputational harm to it. AI may pose emerging ethical issues and if our platform enables customer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability.

Furthermore, the rapid pace of innovation in the field of AI has led to developing and evolving regulatory frameworks globally, which are expected to become increasingly complex as AI continues to evolve. Regulators and lawmakers around the world have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Regulations related to AI Technologies have been introduced in the United States at the federal level and are also enacted and advancing at the state level. Additional regulations may impact our customers’ ability to develop, use and commercialize AI Technologies, which would impact demand for our platform, solutions, and services and may affect our business, operating results, financial condition, and prospects.

AI and related industries, including cloud services, are under increasing scrutiny from regulators due to their concerns about market concentration, anti-competitive practices, and the pace of partnerships and acquisitions involving generative AI startups. As the industry continues to grow, transactions and business conduct will likely continue to draw scrutiny from regulators. Our customers may become subject to further AI regulations, including any restrictions on the total consumption of compute technology, which could cause a delay or impediment to the commercialization of AI technology and could lead to a decrease in demand for our customers’ AI infrastructure, and may adversely affect our business, operating results, financial condition, and prospects.

Our operations require substantial capital expenditures, and we will require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital on acceptable terms, if at all, or to lower our total cost of capital, may adversely affect our business, operating results, financial condition, and prospects.

We require substantial capital expenditures to support our growth and respond to business challenges. We have made significant financial investments in our business, and we intend to continue to make such investments in the future, including expenditures to procure components for, maintain, upgrade, and enhance our platform, including costs related to obtaining third-party chips and leasing and maintaining, enhancing, and expanding our data centers. The pricing of GPUs, servers, networking, cooling, and other critical equipment can be volatile and subject to rapid technological change; next-generation product launches, supply/demand imbalances, or shifts in customer preferences can reduce the market value of existing configurations and increase the cost of required upgrades or replacements, all of which may adversely affect expected returns on prior capital expenditures. While we have historically been able to fund capital expenditures from cash generated from operations, equity and debt financings, factors outside of our control, including those described in this “Risk Factors” section, could materially reduce the cash available from operations, impede our ability to raise additional capital, or significantly increase our capital expenditure requirements, which may result in our inability to fund the necessary level of capital expenditures to maintain and expand our operations. In addition, the useful life and commercial relevance of certain assets may be shorter than the term of related indebtedness or leases, creating asset-liability duration mismatches. For example, we may be party to a three-year lease on B200 GPUs with offtake commitments of less than three years, or a 10-year data center lease supported by only 3- to 5-year customer offtakes. For example, certain current facilities include data center space leased on three-year terms while a meaningful portion of corresponding customer contracts in those locations are shorter than one year, and financing leases associated with equipment may also have three-year terms; combined with input price volatility and uncertainty in depreciation and useful life, these duration mismatches could increase under-utilization risk, reduce or delay cash flows, necessitate re-marketing at lower prices, and pressure liquidity and covenant compliance. If we cannot renew customer contracts on acceptable terms or replace expiring customer commitments at comparable or higher pricing, we may face excess or under-utilized capacity while continuing to service associated obligations. There can also be no assurance that depreciation of our assets will occur on the timelines originally anticipated, and asset-liability duration mismatches could be exacerbated or caused by changes to treatment of depreciation in applicable tax codes or by unexpected variance in the useful life of our assets. Changes in state and local tax regimes (including property and sales/use taxes), incentives, abatements, assessments, and valuations, which vary by jurisdiction and over time, could increase our effective tax burden on projects, thereby materially affecting site selection and projected returns on capital. The above factors could adversely affect our business, operating results, financial condition, and prospects.

Additional financing may not be available on terms favorable to us, if at all. If adequate financing is not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, financial condition, and prospects. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to it. In addition, any debt agreements that we may enter into may impose significant operating and financial restrictions on our business, which may prevent us from taking advantage of new business opportunities and requiring it to maintain compliance with certain restrictive or financial covenants. Our weighted average cost of capital may increase due to interest rate volatility, lender or rating considerations, or adverse market conditions, which could reduce or delay capital deployment and negatively impact project economics. Refinancing risk may arise if market conditions tighten when existing indebtedness matures or requires repricing. We are exposed to floating-rate obligations, including leases and other financing arrangements that reference SOFR or similar benchmarks, and may incur additional floating-rate indebtedness in the future; increases in benchmark rates, credit spreads, or our cost of debt would increase interest and lease expense, reduce project-level cash flows and returns, and could impair our ability to cost-effectively compete against providers with superior credit ratings or fixed-rate capital structures.

Further, the current global macroeconomic environment could make it more difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of recently-public companies have been highly volatile as a result of multiple factors including, the conflicts in the Middle East and Russia/Ukraine and tensions between China and Taiwan, inflation, interest rate volatility, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived instability in the banking system, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to it when it requires, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring it to delay, reduce, or eliminate some or all of our operations. Even if we are able to raise such capital, we cannot guarantee that we will deploy it in such a fashion that allows it to achieve better operating results or grow our business.

While we expect our cost of capital to continue declining as it benefits from economies of scale and access new forms of financing, our ability to lower our cost of capital depends upon a number of factors, many of which are beyond our control, including broader macroeconomic conditions. If we are unable to continue lowering our cost of capital, our ability to effectively compete, especially with larger competitors that have greater financial and other resources, as well as our operating results, financial condition, and business, may be adversely impacted. Additionally, our ability to achieve expected returns on capital expenditures depends on operating performance. Failures to achieve uptime, response or resolution times, or other SLAs may result in liquidated damages, service credits or termination rights, any of which could reduce project-level cash flows and adversely affect returns. Additionally, if we fail to meet SLAs, in addition to asserting termination rights or liquidated damages, affected customers may delay or withhold payment, which could reduce cash flows needed to fund operations. Configuration choices that do not align with evolving customer demand may negatively impact renewal pricing or require additional capital expenditures for reconfiguration.

Certain of our lease agreements require a pledge of our property and equipment as collateral, which may result in the lessors taking possession of such collateral in the event of a payment default.

Our obligations under a lease associated with our B200 services are collateralized by our property and equipment, including several H200 servers and B200 servers that are the subject of the lease. If we default on our lease payments and are unable to cure such default within the prescribed period or are not granted waivers in relation to such default, the lessor has the right to take possession of such assets and collateralize on such indebtedness. If we are unable to pay our lease obligations as they come due, collateral enforcement could materially harm our operations and financial condition.

Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.

We have a limited operating history, and our operating results are subject to significant variations from period to period, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. In addition, in future periods, we may experience fluctuations in remaining performance obligations, given the nature of our committed contract business, the size of those contracts, and period-to-period variation in new business signed and revenue recognized from existing contracts. This could adversely affect our business, operating results, financial condition, and prospects. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:

●	the amount and timing of operating costs and capital expenditures related to the expansion of our business;

●	any power outages, shortages, supply chain issues, capacity constraints, or significant increases in the cost of securing power;

●	general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, increased risk of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, interest rate volatility, supply chain disruptions, labor shortages, increases in energy costs and potential global recession;

●	the impact of natural or man-made global events on our business, including wars and other armed conflict, such as the conflicts in the Middle East and Russia/Ukraine and tensions between China and Taiwan;

●	changes in our legal or regulatory environment, including developments in regulations relating to AI and machine learning;

●	our ability to attract new and retain existing customers, increase sales of our platform, or sell additional solutions and services to existing customers;

●	the budgeting cycles, seasonal buying patterns, and purchasing practices of customers;

●	the timing and length of our sales cycles;

●	changes in customer requirements or market needs;

●	changes in the growth rate of the cloud infrastructure market generally;

●	the timing and success of new solution and service introductions by it or our competitors or any other competitive developments, including consolidation among our customers or competitors;

●	any disruption in our strategic relationships;

●	our ability to successfully expand our business domestically and internationally;

●	equity or debt financings and the capital markets environment, including interest rate changes;

●	our ability to reduce our cost of capital over time;

●	decisions by organizations to purchase specialized AI cloud infrastructure from larger, more established vendors;

●	our ability to successfully and timely deliver our solutions and services to customers under our committed contracts, including due to data center lead times;

●	our ability to successfully and timely deploy launches of additional data centers;

●	the timing and success of the integration of new infrastructure, including new GPU generations, into our platform;

●	changes in our pricing policies or those of our competitors;

●	insolvency or credit difficulties confronting our customers, including bankruptcy or liquidation, due to individual, macroeconomic, and regulatory factors, including those specifically impacting early-stage AI ventures, affecting their ability to purchase or pay for our platform;

●	significant security breaches of, technical difficulties with, or interruptions to, the use of our platform or other cybersecurity incidents;

●	extraordinary expenses such as litigation or other dispute-related settlement payments or outcomes, taxes, regulatory fines or penalties;

●	the timing of revenue recognition and revenue deferrals;

●	future accounting pronouncements or changes in our accounting policies or practices;

●	negative media coverage or publicity; and

●	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.

Any of the above factors, individually or in the aggregate, could result in significant fluctuations in our financial condition, cash flows, and other operating results from period to period.

We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, financial condition, and prospects.

The market for AI cloud infrastructure and software is intensely competitive and is rapidly evolving, characterized by changes in technology, customer requirements, industry standards, regulatory developments, and frequent introductions of new or improved solutions and services. Key competitors that offer general purpose cloud computing as part of a broader, diversified product portfolio include Amazon (AWS), Google (Google Cloud Platform), IBM, Microsoft (Azure), and Oracle, a number of which are also our current customers. We also compete with smaller cloud service providers focused on AI. We expect to continue to face intense competition from current competitors, including as our competitors complete strategic acquisitions or form cooperative relationships and/or customer requirements evolve, as well as from new entrants into the market. In addition, as we transition from shorter to longer-term contracts and manage a variety of contract durations across our portfolio, renewal pricing volatility may increase, including where competitors engage in aggressive or uneconomic pricing behavior at renewal that we may be unable or unwilling to match. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and it would experience a decline in revenue or reduced revenue growth, and loss of market share that could adversely affect our business, operating results, financial condition, and prospects.

We do not control market prices for GPU-as-a-Service or the fair market value of the server types we own or offer. GPU-as-a-Service pricing and demand can be volatile and are influenced by factors outside our control, including competitor behavior, macroeconomic conditions, and changes in AI spending. Residual values for our servers will likely decline over time; the timing and magnitude of such declines are uncertain and may be affected by rapid technological evolution.

Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:

●	changes in customer or market needs, requirements, and preferences and our ability to fulfill those needs, requirements, and preferences;

●	our ability to expand and augment our platform, including through infrastructure and new technologies, or increase sales of our platform;

●	any power outages, shortages, supply chain issues, capacity constraints, or significant increases in the cost of securing power;

●	our ability to attract, train, retain, and motivate talented employees;

●	our ability to retain existing customers and increase sales to existing customers, as well as attract and retain new customers;

●	the budgeting cycles, buying patterns, and purchasing practices of our customers, including any slowdown in technology spending due to U.S. and general global macroeconomic conditions;

●	price competition;

●	stagnation in the adoption rate or changes in the growth rate of AI and AI cloud infrastructure sectors, including due to emerging AI technologies, which may lead to further compute efficiencies;

●	the timing and success of new solution and service introductions by it or our competitors, including new competing technologies that may displace cloud infrastructure, or any other change in the competitive landscape of our industry, including consolidation among our competitors or customers and strategic partnerships entered into by and between our competitors;

●	changes in our mix of solution and services sold, including changes in the average contracted usage of our platform;

●	our ability to successfully and continuously expand our business domestically and internationally;

●	our ability to secure necessary funding;

●	deferral of orders from customers in anticipation of new or enhanced solutions and services announced by it or our competitors;

●	significant security breaches or, technical difficulties with, or interruptions to the use of our platform, including data security;

●	the timing and costs related to the development or acquisition of technologies or businesses or entry into strategic partnerships;

●	our ability to execute, complete, or efficiently integrate any acquisitions that it may undertake;

●	increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions it consummates;

●	our ability to increase the size and productivity of our sales teams;

●	decisions by potential customers to purchase cloud infrastructure and associated services from larger, more established technology companies; insolvency or credit difficulties confronting our customers, which could increase due to U.S. and global macroeconomic issues and which would adversely affect our customers’ ability to purchase or pay for our platform in a timely manner or at all;

●	the cost and potential outcomes of litigation, regulatory investigations or actions, or other proceedings, which could have a material adverse effect on our business;

●	future accounting pronouncements or changes in our accounting policies;

●	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates;

●	our ability to comply with applicable domestic and international regulations and laws and to obtain the necessary licenses to conduct our business;

●	general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where it operates, including global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs. trade controls and other trade barriers, actual or perceived global banking and finance related issues, increased risk of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;

●	the impact of natural or man-made global events on our business, including outbreaks of contagious diseases or pandemics and wars and other armed conflicts, such as the conflicts in the Middle East and Russia/Ukraine and the tensions between China and Taiwan; and

●	our ability to attract creditworthy customers and manage counterparty credit risk, particularly in the event of a cyclical decrease in the demand for AI and compute infrastructure.

Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. Our competitors may be able to devote greater resources to the development, promotion, and sale of their solutions and services than we can, and they may offer lower pricing than it does or bundle certain competing solutions and services at lower prices. Our competitors may also have greater resources for research and development of new technologies, customer support, and to pursue acquisitions, and they have other financial, technical, or other resource advantages. Our larger competitors have substantially broader and more diverse solution and service offerings and more mature distribution and go-to-market strategies, which allows them to leverage their existing customer relationships and any distributor relationships to gain business in a manner that discourages potential customers from purchasing our platform. Further, our current and future competitors may include our customers and suppliers, if any of these customers or suppliers were to cease purchasing services from them or supplying them with components as a result, our business, operating results, financial condition, and prospects could be adversely affected.

Conditions in our market could change rapidly and significantly as a result of technological advancements, including but not limited to increased advancements and proliferation in the use of AI and machine learning, partnerships between or acquisitions by our competitors, or continuing market consolidation, including consolidation of potential or existing customers with our competitors. Future technical innovations in this fast-evolving space, including advancements that reduce the compute intensity or change the optimal hardware profile for AI workloads, could reduce demand for our services, shorten the economically useful life of our assets, and adversely affect our business. Some of our competitors have recently made or could make acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions and services than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and operating margin, increased net losses, and loss of market share.

Even if there is significant demand for specialized AI cloud infrastructure like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than our solutions and services, we may have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other cloud infrastructure providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of purchasing our solutions and services. If we are unable to compete successfully, or if competing successfully requires us to take aggressive action with respect to pricing or other actions, our business, operating results, financial condition, and prospects would be adversely affected.

A network or data security incident against us, or our third-party providers, whether actual, alleged, or perceived, could harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, financial condition, and prospects.

Companies are subject to an increasing number and wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud or insider threat, theft or misuse, denial of service attacks, misconfigurations, bugs, or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, and sophisticated nation-state sponsored attacks create risks for our infrastructure and the data, including personal information, which it hosts and transmits. State-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts such as the conflicts in the Middle East and Russia/Ukraine and tensions between China and Taiwan. Moreover, ongoing geopolitical conflicts have increased the risk of cyberattacks on various types of infrastructure and operations. Additionally, bad actors are now using AI-based tools to execute attacks, increasing the volume and sophistication of security threats, thus creating unprecedented cybersecurity challenges. We may be a valuable target for cyberattacks given the critical data that we host and transmit. Additionally, our enhanced profile and visibility as a public company may increase the likelihood that we are targeted by malicious actors, including for extortion, disruption, theft of data or IP, or reputational harm.

Although we have implemented security controls designed to prevent such cyber attacks, including a review of our third-party providers’ security measures, it cannot guarantee that such measures will operate effectively or be sufficient to protect our infrastructure, systems, networks, data and physical facilities from breach due to the actions of outside parties or human error, malfeasance, insider threats, system errors or vulnerabilities, insufficient cybersecurity controls, a combination of the foregoing, or otherwise, and as a result, an unauthorized party may obtain access to our, our third-party providers’ or our customers’ systems, networks, or data. Operational and security risks may also arise from employee errors and omissions; for example, inadvertent deletions or misconfigurations can cause data loss, outages, or degraded performance. Because the techniques used to obtain unauthorized access to systems, sabotage systems, or disable or degrade services, change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we and the third parties that we engage may be unable to anticipate these techniques, implement adequate preventative measures, or respond adequately or in a timely manner. Our servers may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Protecting our own assets has become more expensive and these costs may increase as the threat landscape increases, including as a result of use of AI by bad actors. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. A breach in our or our third-party providers’ data security or an attack against our platform could impact our infrastructure and systems, creating system disruptions or slowdowns and providing access to malicious parties to information hosted and transmitted by our infrastructure, resulting in data, including the data of our customers, being publicly disclosed, misused, altered, lost, or stolen, which could subject it to liability and reputational harm and adversely affect our financial condition. We rely on third-party service providers for certain services, and our service providers also may be vulnerable to these same threats. Although to date, we are not aware of any security incidents that have had a material impact on our operations or financial results, it cannot guarantee that material incidents will not occur in the future. If compromised, our own systems could be used to facilitate or magnify an attack. Further, the increase in remote work by companies and individuals in recent years has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased.

Any actual, alleged, or perceived security breach in our or our third-party providers’ or partners’ data, systems or networks could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, fines and penalties, costly litigation (including class actions), and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations, and contracts that protect the privacy and security of personal information. For a description of the privacy and security laws, regulations and other industry requirements to which our business is subject, see the risk factor below “— We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where we conduct our business and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.”

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding security of such data are possible. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in the European Union, the United Kingdom, and the United States may require businesses to provide notice to individuals whose personal information has been disclosed as a result of a data security breach. Complying with such numerous and complex regulations in the event of a data security breach can be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. In addition, certain of our customer or partner agreements, as well as privacy laws, may require it to promptly report security incidents involving our systems or those of our third-party partners that compromise the security, confidentiality, or integrity of certain processed customer data. Regardless of our contractual protections, these mandatory disclosures could be costly, result in litigation, harm our reputation, erode customer trust, and require significant resources to mitigate issues stemming from actual or perceived security breaches.

Although we maintain cybersecurity insurance, there can be no guarantee that any or all costs or losses incurred will be partially or fully recouped from such insurance or that applicable insurance in the future will be available on economically reasonable terms or at all.

We may also incur significant financial and operational costs to investigate, remediate, eliminate, and put in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely affect the market perception of our infrastructure and customer and investor confidence in us, and would adversely affect our business, operating results, financial condition, and prospects.

Further, from time to time, government entities (including law enforcement bodies) may in the future seek our assistance with obtaining access to our customers’ data. Although we strive to protect the privacy of our customers, we may be required from time to time to provide access to customer data to government entities. In light of our privacy commitments, although we may legally challenge law enforcement requests to provide access to our systems or other customer content, we may nevertheless face complaints that we have provided information improperly to law enforcement or in response to non-meritorious third-party complaints. We may experience adverse political, business, and reputational consequences, to the extent that we do not provide assistance to or comply with requests from government entities in the manner requested or challenge those requests publicly or in court or provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. Any such disclosure could significantly and adversely impact our business and reputation.

We have a history of generating net losses as a result of the substantial investments we have made to grow our business and develop our platform, anticipate increases in our operating expenses in the future, and may not achieve or, if achieved, sustain profitability. If we cannot achieve and, if achieved, sustain profitability, our business, operating results, financial condition, and prospects will be adversely affected.

Corvex incurred unaudited net loss of $6.2 million for the year ended December 31, 2025, and it may not achieve or, if achieved, sustain profitability in the future. We cannot predict whether we will maintain our current level of growth or when we will achieve profitability. We also expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, continuing to invest in the technology infrastructure underlying our platform and data center expansion, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations and new verticals, which will negatively affect our operating results if our total revenue does not increase.

Our operating efficiencies may decrease as we scale, and our revenue growth may slow as we grow. Our revenue could also decline for a number of other reasons, including reduced demand for our offerings, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions and through new and enhanced solutions and services. Furthermore, to the extent our anticipated cash payback period is longer than we expect, or if we fail to maintain or increase our revenue to offset increases in our operating expenses or manage costs as we invest in our business, including if we do not maintain or improve our operating efficiencies, we may not achieve or sustain profitability, and we cannot achieve and sustain profitability, our business, operating results, financial condition, and prospects will be adversely affected.

We make substantial investments in our technology and infrastructure, and unsuccessful investments could materially adversely affect our business, operating results, financial condition, and prospects.

The industry in which we compete is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, short product cycles, and evolving industry standards. In order to remain competitive, we have made, and expect to continue to make, significant investments in our technology and infrastructure. If we fail to further develop our platform or develop new and enhanced solutions, services, and technologies, if we focus on technologies that do not become widely adopted, or if new competitive technologies or industry standards that we do not support become widely accepted, demand for our solutions and services may be reduced. Increased investments in technology and infrastructure or unsuccessful improvement efforts could cause our cost structure to fall out of alignment with demand for our solutions and services, which would have a negative impact on our business, operating results, financial condition, and prospects.

Our platform is complex and performance problems, defects or vulnerabilities associated with our platform may adversely affect our business, operating results, financial condition, and prospects.

It may become increasingly difficult to maintain and improve our platform performance, especially during peak demand spikes and as our customer base grows and our platform becomes more complex. If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time or at all, we could experience a loss of customers, lost or delayed market acceptance of our platform, delays in payment to it by customers or issuance of credits to impacted customers, injury to our reputation and brand, warranty and legal claims against us, significant cost of remedying these problems, and the diversion of our resources. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, operating results, financial condition, and prospects, as well as our reputation, may be adversely affected.

Further, the hardware and software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new solutions and services are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors may be detected in the future by it or our customers. We cannot ensure that our platform, including any new solutions and services that it releases, will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention, or other performance issues, all of which could harm our business. We also rely on third-party suppliers for the most significant components of the equipment we use to operate our infrastructure. These third-party suppliers may also experience defects or errors in the products that we utilize in our platform, which would impact our platform and may result in performance problems or service interruptions. The costs incurred in correcting any such defects or errors, including those in third-party components, may be substantial and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could similarly harm our business.

Our personnel may make errors in the configuration, operation, or maintenance of our infrastructure. Such errors and omissions can affect customer uptime, degrade service performance, result in service credits, and contribute to lost revenue or customer churn, notwithstanding our efforts to prevent them.

Any failure of our IT systems or those of one or more of our IT service providers, business partners, vendors, suppliers, or other third-party service providers, or any other failure by such third parties to provide services to us may negatively impact our relationships with customers and harm our business.

Our business depends on various IT systems and outsourced IT services. We rely on third-party IT service providers, business partners, vendors, and suppliers to provide critical IT systems, corporate infrastructure, and other services, including open-source and commercially licensed software, hardware, and telecommunications connectivity. We are, by necessity, dependent on these third parties to address cybersecurity threats and other vulnerabilities, defects, deficiencies, interoperability issues, and performance limitations in their systems and products. This includes, but is not limited to, infrastructure such as electronic communications, finance, marketing, recruiting platforms and open source or commercial software involved in the orchestration, monitoring and operations of our GPU clusters as well as services such as IT network development and network monitoring, and third-party data center hosting of their systems for our internal and customer use, as well as reliance on carriers and other telecommunications providers for network availability, capacity, and performance. We do not own or control the operation of the third-party facilities or equipment used to provide such services. Our third-party vendors and service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, including with respect to service levels and cost, or at all, we may be required to transition to a new provider, and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such vendors, the nature and extent of which are difficult to predict, may harm our business. Since we cannot easily switch vendors without making other business trade-offs, any disruption with respect to our current providers would impact our operations and our business may be harmed. Furthermore, our disaster recovery systems and those of such third parties may not function as intended or may fail to adequately protect our business information in the event of a significant business interruption. In addition, we rely on manufacturer warranties, maintenance and support, firmware and driver updates, bug fixes, and vendor and data center SLAs for hardware, software, and connectivity services. However, these assurances may not always function as intended or align with the timelines required by us or our customers. Failures by data center providers to meet ticket response times or uptime targets, or by carriers to maintain network availability and capacity, could result in outages, degraded performance, or missed customer service commitments. Any termination, failure, or other disruption of any of such systems or services of our third-party IT providers, business partners, vendors, and suppliers could lead to operating inefficiencies or disruptions, which could harm our business, operating results, financial condition, and prospects. If an upstream vendor has a deficiency, delay, or limitation in features, updates, or support that we depend on, we may be unable to sign or onboard a customer, meet contracted service levels, or deliver capacity when expected, which could result in service credits, penalties, refunds, or termination rights and could negatively impact our reputation and growth.

Corvex has a limited operating history, which makes it difficult to evaluate our current business and prospects and increases the risks associated with investment in our common stock.

Our AI cloud computing business has a short operating history. We launched our platform in the first quarter of 2025. Our limited operating history, including our limited history of selling our cloud infrastructure offering, the dynamic and rapidly evolving market in which we sell our platform, and the concentration of our revenue from a limited number of customers, as well as numerous other factors beyond our control, may make it difficult to evaluate our current business, prospects and other trends. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable or established market. If our assumptions regarding these risks and uncertainties are incorrect or change due to fluctuations in our markets, any material reduction in AI or machine learning spending, changes in demand for specialized AI cloud infrastructure, or otherwise, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business, operating results, financial condition, and prospects would be adversely affected. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future. The risks associated with having a limited operating history may be exacerbated by current macroeconomic and geopolitical conditions discussed herein. Moreover, any changes in the timing or level of customer payments, including prepayments, would impact our cash flows. Furthermore, scaling our operations and evolving our go-to-market strategy may take more time and require more effort to implement than anticipated and may have results that are difficult to predict which could result in decreased revenue from our customers. Our business and pricing models have not been fully proven, and we have only a limited operating history with our current business and pricing models to evaluate our business and prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. Moreover, our historical revenue growth should not be considered indicative of our future performance.

If we are unable to attract new customers, retain existing customers, and/or expand sales of our platform, solutions, and services to such customers, we may not achieve the growth we expect, which would adversely affect our business, operating results, financial condition, and prospects.

In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our platform. We may experience difficulties demonstrating to customers the value of our platform and any new solutions and services that we offer. As we develop and introduce new solutions and services and add new and upgraded components of our platform, we face the risk that customers may not value or be willing to adopt these newer offerings, and may forgo adopting one or more newer generations of our existing offerings. Regardless of the improved features or superior performance of the newer offerings, customers may be unwilling to adopt our platform due to design or pricing constraints, among other reasons. Even if customers choose to adopt our platform or new solutions and services that we develop, they may be slow to do so. Certain prospective customers may also be unwilling or reluctant to transact with a public company because of the greater transparency and public scrutiny associated with public company reporting, including potential disclosure of material contracts and customers, which could lengthen sales cycles or reduce pipeline conversion rates. If we are unable to sell new solutions and services, our revenue may decline and our business, operating results, financial condition, and prospects could be negatively affected.

In addition, we must persuade potential customers that our platform offers significant advantages over those of our competitors. As our market matures, our solutions and services evolve, and competitors introduce lower cost and/or differentiated solutions or services that are perceived to compete with our platform, our ability to maintain or expand sales of our platform, solutions, and services could be impaired. Even if we do attract new customers, the cost of new customer acquisition, implementation of our platform, and ongoing customer support may prove higher than anticipated, thereby adversely impacting our profitability.

Other factors, many of which are out of our control, may now or in the future impact our ability to retain existing customers, attract new customers, and expand sales of our platform, solutions, and services to such customers in a cost-effective manner, including:

●	potential customers’ commitments to existing solutions or services or greater familiarity or comfort with other solutions or services;

●	our ability to secure sufficient power for our platform and solutions;

●	decreased spending on specialized AI cloud infrastructure or AI or machine learning development generally;

●	deteriorating general economic and geopolitical conditions;

●	future governmental regulation, which could adversely impact growth of the AI sector;

●	negative media, industry, or financial analyst commentary regarding our platform, AI, and the identities and activities of some of our customers;

●	our ability to expand, retain, and motivate our sales, customer success, cloud operations, and marketing personnel;

●	our ability to obtain or maintain industry security certifications for our platform;

●	the perceived risk, commencement, or outcome of litigation; and

●	increased expenses associated with being a public company.

Any customer contract terminations could cause our operating results to fluctuate from quarter to quarter. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with the security, performance, and reliability of our platform, our prices and usage plans, our customers’ AI development and use and related budgetary restrictions, the perception that competitive solutions and services provide better or less expensive options, negative public perception of us or our customers, and deteriorating general economic conditions.

Our future financial performance also depends in part on our ability to expand sales of our platform, solutions, and services to our existing customers. In order to expand our commercial relationship with our customers, existing customers must decide that the increased cost associated with additional purchases of our platform, solutions, and services is justified by the additional functionality. Our customers’ decision whether to increase their purchase is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our platform, the functionality of any new solutions and services we may offer, general economic conditions, and customer reaction to our pricing model. In addition, certain prospective or existing customers may be unwilling or reluctant to transact with a public company due to perceived risks associated with enhanced public reporting and disclosure obligations (including potential disclosure of material contracts, counterparties, and concentration) and broader public scrutiny, which could lengthen sales cycles, constrain deal terms, or result in lost opportunities. If our efforts to expand our relationship with our existing customers are not successful, our business, operating results, financial condition, and prospects may materially suffer.

If we are unable to successfully build, expand, and deploy our sales organization in a timely manner, or at all, or to successfully hire, retain, train, and motivate our sales personnel, our growth and long-term success could be adversely impacted.

Our sales efforts have historically depended on the significant direct involvement of our senior management team. The successful execution of our strategy to increase our sales to existing customers, identify new potential customers, expand our customer base, and enter new markets will depend, among other things, on our ability to successfully build and expand our sales organization and operations. We intend to dedicate significant resources to sales and marketing programs and to expand our sales and marketing capabilities to target additional potential customers and achieve broader market adoption of our platform, but there is no guarantee that we will be successful in attracting and maintaining additional customers. Moreover, identifying, recruiting, training, and managing sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, operating results, financial condition, and prospects in the short and long term.

In order to successfully scale our current top-down sales model and as AI use cases expand, we may need to increase the size of our direct sales force. If we do not hire a sufficient number of qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, particularly in light of our current sales model, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. In addition, we have invested, and may need to continue investing, significant revenues in our sales operations to enable our sales organization to run effectively and efficiently, including supporting sales strategy planning, sales process optimization, data analytics and reporting, and administering incentive compensation arrangements. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. We periodically make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure and implement the compensation of our sales organization may be disruptive or may not be effective and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business, operating results and prospects may be significantly harmed.

If we do not or cannot maintain the compatibility of our platform with our customers’ existing technology, including third-party technologies that our customers use in their businesses, our business may be adversely affected.

The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with our customers’ existing technology, including other third-party technologies that our customers use in their businesses. Our customers, or the third parties whose solutions and services our customers utilize, may change the features of their technologies, restrict our access to their technologies, or alter the terms governing use of their technologies in a manner that makes our platform incompatible with their technologies, and which would adversely impact our ability to service our customers. Such changes could functionally limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect the adoption of our platform and harm our business. If we fail to integrate our platform with our customers’ technologies and with third-party technologies that our customers use, we may be unable to offer the functionality that our customers want or need, which could adversely impact our business.

If we are not able to maintain and enhance our brand, our business, operating results, financial condition, and prospects may be adversely affected.

We believe that maintaining and enhancing our brand and our reputation is critical to continued market acceptance of our platform, our relationship with our existing customers and our ability to attract new customers. The successful promotion of our brand will depend on a number of factors, including our ability to continue to provide reliable solutions and services that continue to meet the needs of our customers at competitive prices, our ability to successfully differentiate our platform from those of competitors, and the effectiveness of our marketing efforts. Further, industry standards continue to evolve and there is no consensus around performance benchmarks applied to us and our competitors, which may impact our ability to promote our platform and our brand. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, operating results, financial condition, and prospects may be harmed.

In addition, independent industry and research firms often evaluate our offerings and provide reviews of our platform, as well as the solutions and services of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ solutions and services, our brand may be adversely affected. Our offerings may experience capacity and operational issues for a number of reasons that may or may not be related to the efficacy of our offerings in real world environments. To the extent potential customers, industry analysts, or research firms believe that the occurrence of capacity or computing issues is flawed or indicates that our platform does not provide significant value, we may lose such potential customer opportunities, and our reputation, business, operating results, financial condition, and prospects may be harmed.

As we expand our customer base, we may become further subject to counterparty credit risk, which would adversely impact our business, operating results, financial condition, and prospects.

We intend to increase the number of our enterprise customers over time, including customers in their early stages and/or private companies that may have increased risk of insolvency, bankruptcy, or other issues impacting their creditworthiness. Our business is, and may in the future be, subject to the risks of non-payment and non-performance by these customers, which risk is heightened given that a substantial portion of our revenue is currently, and is expected for the foreseeable future to be, driven by a limited number of customers. We manage our exposure to credit risk through receipt of prepayments under our committed contracts, credit analysis and monitoring procedures, and may use letters of credit, prepayments, and guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, it could negatively affect our business, operating results, financial condition, and prospects. In addition, some of our customers may be highly leveraged and subject to their own operating and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience risks of non-payment and non-performance in our dealings with such parties. In such event, we may remain responsible for expenditures for components, infrastructure, and data center leases and build-outs, as well as related financing that we have undertaken for which we may not receive corresponding revenue. If our customers fail to fulfill their contractual obligations, it may have an adverse effect on our business, operating results, financial condition, and prospects.

Our long-term success may in part depend on our ability to expand the sale of our platform to customers located outside of the United States, and such international operations would expose it to risks that could have a material adverse effect on our business, operating results, financial condition, and prospects.

We generate a small portion of our revenue outside of the United States, and conduct our business activities in various foreign countries, where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks including:

●	slower than anticipated demand for AI and machine learning solutions offered by existing and potential customers outside the United States and slower than anticipated adoption of specialized AI cloud-based infrastructures by international businesses;

●	fluctuations in foreign currency exchange rates, which could add volatility to our operating results;

●	limitations within our debt agreements that may restrict our ability to make investments in our foreign subsidiaries;

●	new, or changes in, regulatory requirements, including with respect to AI;

●	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

●	exposure to numerous, increasing, stringent (particularly in the European Union), and potentially inconsistent laws and regulations relating to privacy, data protection, and information security;

●	costs of localizing our platform;

●	lack of acceptance of localized solutions and services;

●	the need to make significant investments in people, solutions, and infrastructure, typically well in advance of revenue generation;

●	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;

●	difficulties in maintaining our corporate culture with a dispersed and distant workforce;

●	treatment of revenue from international sources, evolving domestic and international tax environments, and other potential tax issues, including with respect to our corporate operating structure and intercompany arrangements;

●	different or weaker protection of our intellectual property, including increased risk of theft of our proprietary technology and other intellectual property;

●	economic weakness or currency-related disparities or crises;

●	compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, data privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including regulations related to AI;

●	generally longer payment cycles and greater difficulty in collecting accounts receivable;

●	our ability to adapt to sales practices and customer requirements in different cultures;

●	the lack of reference customers and other marketing assets in regional markets that are new or developing for it, as well as other adaptations in our market generation efforts that we may be slow to identify and implement;

●	dependence on certain third parties, including third-party data center facility providers;

●	natural disasters, acts of war, terrorism, or pandemics, including the armed conflicts in the Middle East and Russia/Ukraine and tensions between China and Taiwan;

●	actual or perceived instability in the global banking system;

●	cybersecurity incidents;

●	corporate espionage; and

●	political instability and security risks in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.

Our go-to-market approach currently focuses on sales to enterprises using AI. Sales to such customers involve longer and more unpredictable sales cycles. Customers often view the purchase of our platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a relationship with it. Large enterprises in particular, often undertake a significant evaluation process that further lengthens our sales cycle.

We spend substantial time and resources on our sales efforts without any assurance that our efforts will generate sales. Cloud infrastructure capacity purchases are frequently subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. As a result, it is difficult to predict whether and when a sale will be completed. The failure of our efforts to secure sales after investing resources in a lengthy sales process would adversely affect our business, operating results, financial condition, and prospects.

The sales prices of our offerings may decrease, which may reduce our margins and adversely affect our business, operating results, financial condition, and prospects.

We have limited experience with respect to determining the optimal prices for our platform. As the markets for cloud infrastructure and AI and machine learning solutions mature, or as new competitors introduce new infrastructure solutions or services that are similar to or compete with ours, we may be unable to effectively optimize our prices through increases or decreases or attract new customers at our offered prices or based on the same pricing model as we have used historically. We face renewal risk for expiring contracts; at renewal, customers may seek lower pricing, additional credits or shorter terms. We may also be unable to maintain existing prices, resulting in price reductions or unfavorable commercial concessions. Further, competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of any offerings that compete with ours or may bundle them with other solutions and services. This could lead customers to demand greater price concessions or additional functionality at the same price levels. We may also be locked into less favorable pricing during the initial term of contract in certain cases, such as where pricing occurs late in a hardware lifecycle, during a period of adverse competitive dynamics, or based on hardware specifications, and such unfavorable pricing terms may compress margins or constrain pricing flexibility at renewal. As a result, in the future we may be required to reduce our prices or provide more features and services without corresponding increases in price, which would adversely affect our business, operating results, financial condition, and prospects. In addition, if our installed configurations do not align with evolving customer demand (for example, for greater system RAM or liquid cooling), demand for those configurations may decline or customers may only be willing to pay reduced prices.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

The estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including the risks described herein. Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Further, if AI is not broadly adopted by enterprises to the extent we expect, or if new use cases do not arise, then our opportunity may be smaller than we expect.

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our platform at all or generate any particular level of revenue for us. Any expansion in the markets in which we operate depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the markets in which we compete meet the size estimates and growth forecast, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts for market growth should not be taken as indicative of our future growth.

We may in the future enter into collaborations or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties or if these third parties fail to deliver certain operational services, our business, operating results, financial condition, and prospects could be adversely affected.

We may in the future enter into collaborations or strategic alliances with third parties in connection with the development, operation, and enhancements to our platform and the provision of our solutions and services. Identifying strategic relationships with third parties, and negotiating and documenting relationships with them, may be time-consuming and complex and may distract management. Moreover, we may be delayed, or may not be successful, in achieving the objectives that we anticipate as a result of such strategic relationships. In evaluating counterparties in connection with collaborations or strategic alliances, we consider a wide range of economic, legal, and regulatory criteria depending on the nature of such relationship, including the counterparties’ reputation, operating results, and financial condition, operational ability to satisfy our and our customers’ needs in a timely manner, efficiency and reliability of systems, certifications costs to our or to our customers, and licensure and compliance status. Despite this evaluation, third parties may still not meet our or our customers’ needs which may adversely affect our ability to deliver solutions and services to customers and may adversely impact our business, operating results, financial condition, and prospects. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent such third party becomes the subject of negative publicity, faces our own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete or to grow our revenue could be impaired and our business, operating results, financial condition, and prospects could be adversely affected.

Potential future joint ventures, acquisitions, strategic investments, partnerships, or alliances may not achieve their intended benefits, may be difficult and costly to execute or integrate, may expose us to additional risks and liabilities (including non-controlling interests and shared decision-making), and could adversely affect our business, operating results, financial condition, and prospects.

We may in the future pursue joint ventures and other co-investment structures (including to develop and operate data centers), as well as acquisitions, strategic investments, partnerships, or alliances. Any such transactions are inherently risky and uncertain, and we may be unable to identify suitable opportunities or complete them on acceptable terms or timing, obtain required financing or regulatory approvals, realize anticipated benefits on the expected schedule, or at all, or avoid unexpected costs and liabilities. Joint ventures and co-investments may involve non-controlling interests, shared governance, and reliance on partners who may have economic, tax, regulatory, or strategic objectives that differ from or conflict with us, may fail to fund required capital, may become bankrupt or insolvent, may take actions outside our control (including exits at inopportune times), or may take actions that require the joint venture to dispose of assets or require us to purchase a partner’s interests at above-market prices, or take actions unrelated to the joint venture agreement that nevertheless reflect poorly on us. These arrangements can lead to disputes, litigation or arbitration, require us to contribute additional capital (including beyond our pro rata share), or result in liability for partner actions or joint venture obligations in excess of our investment, may limit our ability to exercise sole decision-making authority, may necessitate changing the structure of an established joint venture or creating new complex structures to meet our or our partners’ needs, and a partner’s decision to exit a joint venture may occur at a time or on terms that are not opportune for us or aligned with our business interests.

Acquisitions and strategic investments also present significant risks, including difficulties in diligence, valuation, structuring, accounting (including potential write-downs or impairment charges), and integration of technologies, products, services, real property (including data centers), systems, processes, contracts, internal controls, and personnel. We may face challenges retaining key employees, coordinating research and development and go-to-market activities, aligning product roadmaps, meeting customer commitments, remediating security or compliance deficiencies, and maintaining the performance, reliability, and efficiency of our platform. Additional risks include diversion of management’s time and focus from operating the business to addressing acquisition integration challenges; the inability to coordinate research and development and sales and marketing functions; the inability to integrate solution and service offerings; retention of key employees from the company; changes in relationships with strategic partners or the loss of key customers or partners as a result of acquisitions or strategic positioning; cultural challenges associated with integrating employees from the acquired company; integration of the acquired company’s accounting, customer relationship management, management information, human resources, and other administrative systems; the need to implement or improve controls, procedures, and policies at a business that may have lacked sufficiently effective controls, procedures, and policies; unexpected security risks or higher-than-expected costs to improve the acquired company’s security posture; higher-than-expected costs to bring the acquired company’s IT infrastructure up to our standards; additional legal, regulatory, or compliance requirements; financial reporting, revenue recognition, or other financial or control deficiencies of the acquired company that are not adequately addressed and that cause our reported results to be incorrect; liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities. Transactions may divert management attention, disrupt ongoing operations, increase operating costs, and be viewed negatively by customers, suppliers, employees, or investors. We may also face litigation or other claims in connection with acquired companies, including claims from or against terminated employees, customers, current and former stockholders, or other third parties. If we finance transactions with cash, debt, or equity, we could experience reduced liquidity, increased leverage and restrictive covenants, interest expense, or dilution (which could be significant), and may be limited by restrictions in our debt agreements.

Projects pursued through joint ventures or acquisitions, particularly data center development, may be more difficult, time-consuming, or costly than expected, and subject to risks such as inflation, supply chain constraints, permitting and construction delays, power pricing and availability, inability to secure anticipated tax incentives or abatements, and challenges in attracting or retaining customers on expected terms, any of which could reduce returns or result in losses. Our due diligence may fail to identify all material issues, liabilities, cybersecurity vulnerabilities, control gaps, or regulatory exposures; domestic or international regulatory review processes may delay, condition, or prevent transactions or reduce anticipated benefits, and remedies available to us under transaction agreements may be limited. If we do not successfully execute, integrate, or manage such transactions, or if anticipated synergies, efficiencies, or strategic benefits are not realized when expected, or at all, our business, operating results, financial condition, and prospects could be adversely affected.

Future acquisitions could include real property and subject us to the general risks associated with the ownership of real property.

We currently lease all of our data centers and office locations. However, we could in the future make acquisitions that include real property, which would most likely be one or more data centers. As a result of any such acquisition, we would directly own real property and become subject to the general risks associated with the ownership of real property, including:

●	changes in governmental laws and regulations, including the Americans with Disabilities Act and zoning ordinances, and the related costs of compliance;

●	increased upfront costs of purchasing real property;

●	the ongoing need for repair, maintenance and capital improvements;

●	natural disasters, including earthquakes and floods, and acts of war or terrorism;

●	general liability, property and casualty losses, some of which may be uninsured;

●	liabilities for clean-up of undisclosed environmental contamination; and

●	liabilities incurred in the ordinary course of business.

If negative publicity arises with respect to us, our employees, our third-party suppliers, service providers, or our partners, our business, operating results, financial condition, and prospects could be adversely affected, regardless of whether the negative publicity is true.

Negative publicity about us or our platform, solutions, or services, even if inaccurate or untrue, could adversely affect our reputation and the confidence in our platform, solutions, or services, which could harm our business, operating results, financial condition, and prospects. Harm to our reputation can also arise from many other sources, including employee misconduct, which we have experienced in the past, and misconduct by our partners, consultants, suppliers, and outsourced service providers. Additionally, negative publicity with respect to our partners or service providers could also affect our business, operating results, financial condition, and prospects to the extent that we rely on these partners or if our customers or prospective customers associate its company with these partners.

Our ability to maintain customer satisfaction depends in part on the quality of our customer support and cloud operations services. Our failure to maintain high-quality customer support and cloud operations services could have an adverse effect on our business, operating results, financial condition, and prospects.

We believe that the successful use of our platform requires a high level of support and engagement for many of our customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our platform, resolve performance issues, address interoperability challenges with the customers’ existing IT infrastructure, and respond to security threats and cyber-attacks and performance and reliability problems that may arise from time to time. Increased demand for customer support and cloud operations services, without corresponding increases in revenue, could increase our costs and adversely affect our business, operating results, financial condition, and prospects.

Furthermore, there can be no assurance that we will be able to hire sufficient support personnel as and when needed, particularly if our sales exceed our internal forecasts. We expect to increase the number of our customers, and that growth may put additional pressure on our customer support and cloud operations services teams. Our customer support and cloud operations services teams may need additional personnel to respond to customer demand. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for services. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide high-quality and timely support to our customers will be negatively impacted, and our customers’ satisfaction and their purchase of our infrastructure could be adversely affected.

In addition, as we continue to grow our operations and expand outside of the United States, we need to be able to provide efficient services that meet our customers’ needs globally at scale, and our customer support and cloud operations services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones, as well as coordinating with third-party vendors and service providers that support our services. If we are unable to provide efficient customer support services globally at scale, effectively manage vendor performance, and meet contractual service level obligations (including uptime and customer service response times), our ability to grow our operations may be harmed, and we may need to hire additional services personnel which could increase our expenses. In addition, failures by us or our vendors to meet applicable service level obligations may trigger service credits, penalties, or liquidated damages, and negatively impact our business, financial condition, operating results, and prospects and give rise to customer terminations or non-renewals. Under certain contracts, the amounts of such liquidated damages or service credits may be significant relative to project-level cash flows and, in the aggregate or with respect to a single large customer, could be material to our results for one or more reporting periods.

We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel, including members of our board of directors, could harm our business.

Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization as well as members of our board of directors. The loss of key personnel, particularly Seth Demsey and Jay Crystal, as well as certain of our key personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

Competition for highly skilled personnel is intense, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We are in the process of building out our senior management team, and certain leadership roles are currently interim or unfilled (for example, an interim chief financial officer), which may persist for some period of time. There is a risk that we will be unable to recruit permanent executives for key positions on expected timelines or at all, that newly hired executives will not succeed in their roles or may depart after a short tenure, and that onboarding a number of new leaders, some of whom may have limited public-company experience, could create execution, governance, reporting (including with respect to internal controls, SEC reporting, and Nasdaq requirements) or reputational risks. More generally, the technology industry, and the cloud infrastructure industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing infrastructure and related services. Moreover, the industry in which it operates generally experiences high employee attrition. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to timely complete our management team build-out, if newly hired leaders are not effective, or if leadership turnover increases, we may experience slower decision-making, reduced operational discipline, delays in key initiatives (including financial reporting and systems build-outs), higher cash compensation costs to recruit replacements, and impairment of our ability to execute our strategy. For example, in recent years, recruiting, hiring, and retaining employees with expertise in the AI computing industry has become increasingly difficult as the demand for AI computing infrastructure has increased as a result of the increase in AI and machine learning development, deployment, and demand. Because the AI infrastructure market is nascent and still relatively small, there is a very limited pool of potential engineering hires with the requisite background to support the development of our service and technology. Our ability to execute our growth plan, meet customer commitments, and scale our operations depends on attracting and retaining these engineering and operations specialists; if we cannot do so in a timely manner, we may face slower innovation, delayed deployments, higher costs to recruit or train staff, and impaired service quality. We may be required to provide more training to our personnel than we currently anticipate. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, overall macroeconomics, and workforce participation rates. Should our competitors recruit our employees, our level of expertise and ability to execute our business plan would be negatively impacted.

Additionally, many of our key personnel are, or will soon be, vested in a substantial number of options to purchase our common stock. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or exercise price of the options, or, conversely, if the exercise price of the options that they hold are significantly above the trading price of our common stock. Given the scarcity of experienced engineers in our market, equity value volatility and competition from larger technology companies for the same talent could increase the risk of employee turnover.

Moreover, many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team, sales team, or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We may in the future be subject to allegations that employees it hires have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.

In addition, job candidates and existing employees often consider the value of the equity awards and other compensation they receive in connection with their employment. If the perceived value of our compensatory package declines or is subject to significant value fluctuations, it may adversely affect our ability to attract and retain highly skilled employees. We may also change the composition of our compensation package to employees, including the amount or ratio of cash and equity compensation. Any increases to the amount of cash compensation will increase our cash expenditures, which may impact our business, operating results, financial condition, and prospects. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees as well as directors, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. In recent years, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. We have entered into offer letters with certain of our key employees, however these agreements are on an “at-will” basis, meaning we are able to terminate their employment with us at any time and we do not have employment agreements with all of our key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.

We believe that our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.

We believe that our corporate culture has been, and will continue to be, a key contributor to our success. If we do not continue to maintain our corporate culture, which includes our focus on our customers, as we grow and evolve, including as we continue to grow in headcount, it could harm our ability to foster the drive, innovation, inclusion, creativity, and teamwork that we believe is important to support our growth. As we implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success.

Risks Related to Our Healthcare Business

Our healthcare business has a limited history of generating revenue, have a history of operating losses, and we may never achieve or maintain profitability.

Our healthcare business has a limited operating history and have generated only limited revenue to date. We have largely focused our efforts and resources towards research and development activities relating to our development of the Wellness Ring, Medical Ring and the SoC, the commercial launch of the Wellness Ring and the FDA 510(k) clearance for the pulse oximeter feature of the Medical Ring. The likelihood of success of our business plan must be considered in light of the challenges, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Technology product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

As of December 31, 2025, we had an accumulated deficit of approximately $166.4 million. We expect that our losses will continue for the foreseeable future as we continue to invest significant additional resources toward the commercialization of our products and ongoing research and development. We have experienced these losses and accumulated deficit primarily due to the investments we have made in developing our proprietary technologies and products, building our team and manufacturing capabilities and the commercial launch and FDA clearance of our products. Without additional capital our existing cash and cash equivalents will be insufficient to fully fund our business plan. We expect to continue to incur losses for the foreseeable future. Our ability to achieve revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approvals of our technology, potentially find strategic collaborators that can incorporate our technology into applications which can be successfully commercialized and achieve market acceptance. There can be no assurance that we will ever generate substantial revenues or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We face competition from other technology companies and our operating results will suffer if we fail to compete effectively.

The technology industry, generally, and the general wellness, continuous glucose and blood pressure monitoring markets, in particular, are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities by industry participants. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products and technologies, as well as newer ones, and convince consumers and enterprises of the advantages of our products and technologies. With respect to our Wellness Ring and other planned solutions, we face or will face direct and indirect competition from a number of competitors who have developed or are developing products for general wellness and continuous or periodic monitoring of glucose and blood pressure levels, and we anticipate that other companies will develop additional competitive products in the future. Traditional glucometers and blood pressure monitors remain an inexpensive alternative to our proposed solution. We have existing competitors and potential new competitors, many of which have or will have substantially greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and sales and marketing of approved products than we have. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Established competitors may invest heavily to quickly discover and develop novel technologies that could make obsolete or uneconomical the technology or the products that we plan to develop. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Any new product that we develop that competes with a competitor’s existing or future product may need to demonstrate compelling advantages in cost, convenience, quality, and safety to be commercially successful. In addition, new products developed by others could emerge as competitors to our proposed product development candidates. If our technology under development or our future products are not competitive based on these or other factors, our business would be harmed, and our financial condition and operations will suffer.

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

We depend and expect to continue to depend on strategic partners such as third-party OEMs, VARs and other distributors to complete the design, manufacture, market and distribute the Wellness Ring, Medical Ring and other future products. If these strategic partners fail to successfully design, manufacture, market or distribute our current or future products, our business will be materially harmed.

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

Risks Related to Intellectual Property

Failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could enable others to copy or use aspects of our platform without compensating it, which could harm our brand, business, operating results, financial condition, and prospects.

We rely on a combination of trademark, copyright, trade secret, patent, unfair competition, and other related laws in the United States and internationally, as well as confidentiality agreements and contractual provisions with our customers, third-party manufacturing partners, joint venture partners, employees, and consultants to protect our technology and intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information that it regards as proprietary. In particular, we are unable to predict or assure that:

●	our intellectual property rights will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party intellectual property rights licensed to us, be licensed to others;

●	our intellectual property rights will provide competitive advantages to us;

●	rights previously granted by third parties to intellectual property licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our intellectual property rights or hinder the settlement of currently pending or future disputes;

●	any of our pending or future trademark or patent applications will be issued or have the coverage originally sought;

●	we will be able to enforce our intellectual property rights in certain jurisdictions where competition is intense or where legal protection may be weak; or

●	we have sufficient intellectual property rights to protect our solutions and services or our business.

We customarily enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and make significant efforts to limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could negatively affect our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Lastly, the measures we employ to limit the access and distribution of our proprietary information may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property. As such, we cannot guarantee that the steps taken by us will prevent infringement, violation, or misappropriation of our technology.

We pursue the registration of our trademarks, service marks, patents, and domain names where applicable in the United States and in certain foreign jurisdictions. These processes are expensive and may not be successful in all jurisdictions or for every such application, and we may not pursue such protections in all jurisdictions that may be relevant, for all our goods or services or in every class of goods and services in which we operate. As such, policing unauthorized use of our technology or platform is difficult. Additionally, we may not be able to obtain, maintain, protect, exploit, defend, or enforce our intellectual property rights in every foreign jurisdiction in which we may operate. For example, effective trade secret protection may not be available in every country in which our service is available or where it may have employees or independent contractors. We currently own no patents and thus rely on trade secret protection for our proprietary technology. The loss of trade secret protection could make it easier for third parties to compete with our platform by copying functionality and trade secret protection does not prevent third parties from independently developing similar technology. Any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we may operate may compromise our ability to enforce our trade secret and intellectual property rights. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill and if it does not adequately protect our rights in trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. The legal systems of certain countries do not favor the enforcement of trademarks, trade secrets, and other intellectual property and proprietary protection, which could make it difficult for us to stop the infringement, misappropriation, dilution, or other violation of our intellectual property or marketing of competing platforms, solutions, or services in violation of our intellectual property rights generally. Any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our intellectual property rights. If we fail to maintain, protect and enhance our intellectual property rights, our business, operating results, financial condition, and prospects may be harmed.

In addition, defending our intellectual property rights through litigation might entail significant expense. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial condition, and prospects. If we are unable to protect our proprietary rights, we could find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create our platform and other innovative offerings that have enabled us to be successful to date. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business or adversely affect our international expansion.

Third parties may claim that our platform infringes, misappropriates, or otherwise violates our intellectual property rights, and such claims could be time-consuming or costly to defend or settle, result in the loss of significant rights, or harm our relationships with our customers or reputation in the industry.

Third parties may in the future claim that our current or future offerings infringe their intellectual property rights, and such claims may result in legal claims against us, our third-party partners, and our customers. The likelihood that we receive such claims (whether warranted or not) is expected to increase, particularly as a public company with an increased profile and visibility, as the level of competition in our market grows, as the functionality of our offerings overlaps with that of other cloud infrastructure companies, and as the volume of issued hardware and software patents and patent applications continues to increase. We generally agree in our customer and partner contracts to indemnify customers for certain expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our platform. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.

Companies in the cloud infrastructure and technology industries, including some of our current and potential competitors, may own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against it. From time to time, third parties have invited us to license their patents and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our third-party partners, or our customers. We may in the future receive notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims.

There may be third-party intellectual property rights that cover significant aspects of our technologies or business methods and assets. In the event that we engage software engineers or other personnel who were previously engaged by competitors or other third parties, we may be subject to claims that those personnel inadvertently or deliberately incorporated proprietary technology of third parties into our platform or have improperly used or disclosed trade secrets or other proprietary information. We may also in the future be subject to claims by our third-party partners, employees, or contractors asserting an ownership right in our intellectual property as a result of the work they performed on our behalf. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or our work product could hamper or prevent our ability to develop, market, and support potential offerings and platform enhancements, which could severely harm our business.

Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, could divert our management’s attention and other resources, could damage our brand and reputation, harm our customer relationships, and create liability for us. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in us having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our platform and may be unable to compete effectively. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of these results would adversely affect our business, operating results, financial condition, and prospects.

We license technology from third parties for the development of our solutions, and our inability to maintain those licenses could harm our business.

We currently incorporate, and will in the future incorporate, technology that we license from third parties, including software, into our offerings. If we are unable to continue to use or license these technologies on reasonable terms, or maintain the requirements of our inbound license agreements, or if these technologies become unreliable, unavailable, or fail to operate properly, we may not be able to secure adequate alternatives in a timely manner or at all, and our ability to offer our solutions and remain competitive in our market would be harmed. Further, licensing technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement and vulnerabilities due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which it may sell our platform. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. In addition, licensors may discontinue features or cease providing support or updates, and we may be unable to obtain needed support or maintenance. If access to licensed technology is discontinued or needed support becomes unavailable, we could experience delays, outages, or reduced performance and may be unable to meet our own customer service obligations, which could result in credits, penalties, refunds, or termination rights under our customer contracts. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell our platform containing or dependent on that technology would be limited, and our business, including our financial condition, cash flows, and operating results could be harmed.

Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive offerings and increase our costs. Third-party software We rely on may be updated infrequently, unsupported, or subject to vulnerabilities that may not be resolved in a timely manner, any of which may expose our solutions to vulnerabilities. Any impairment of the technologies or of our relationship with these third parties could harm our business, operating results, financial condition, and prospects.

Some of our technology incorporates “open-source” software, and failure to comply with the terms of the underlying open-source software licenses could adversely affect our business, results of operations, financial condition, and prospects.

We use open-source software in our solutions and services and may continue to use open-source software in the future. Certain open-source licenses contain requirements that we make available source code for modifications or derivative works it creates. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public on unfavorable terms or at no cost. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract may allow our competitors to create similar products with lower development effort and time and, ultimately, could result in a loss of sales for us.

The use and distribution of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code, which they are not typically required to maintain and update, and they can change the license terms on which they offer the open-source software. Although we believe that we have complied with our obligations under the applicable licenses for open-source software, it is possible that we may not be aware of all instances where open-source software has been incorporated into our proprietary software or used in connection with our solutions or our corresponding obligations under open-source. We take steps to monitor our use of open-source software in an effort both to comply with the terms of the applicable open-source licenses and to avoid subjecting our platform to conditions it does not intend, but there are risks associated with use of open-source software that cannot be eliminated and could negatively affect our business. We rely on multiple software programmers to design our proprietary software and, while it takes steps to vet software before it is incorporated into our proprietary software and monitor the software incorporated into our proprietary software, it cannot be certain that our programmers have not incorporated open-source software into our proprietary software that we intend to maintain as confidential or that they will not do so in the future. In addition, the wide availability of source code used in our offerings could expose it to security vulnerabilities. Such use, under certain circumstances, could materially adversely affect our business, operating results, financial condition, and prospects, as well as our reputation, including if we are required to take remedial action that may divert resources away from our development efforts.

On occasion, companies that use open-source software have faced claims challenging their use of open-source software or compliance with open-source license terms. There is evolving legal precedent for interpreting the terms of certain open-source licenses, including the determination of which works are subject to the terms of such licenses. The terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize any offerings incorporating such software. Moreover, we cannot ensure that our processes for controlling our use of open-source software in our platform will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that it developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims, regardless of validity, could result in time consuming and costly litigation, divert management’s time and attention away from developing the business, expose us to customer indemnity claims, or force us to disclose source code. Litigation could be costly for us to defend, result in paying damages, entering into unfavorable licenses, have a negative effect on our business, operating results. financial condition, and prospects, or cause delays by requiring it to devote additional research and development resources to change our solution.

Risks Related to Legal Matters and Regulation

We are subject to laws and regulations, including governmental export and import controls, sanctions, and anti-corruption laws, that could impair our ability to compete in our markets and subject it to liability if we are not in full compliance with applicable laws.

We are subject to laws and regulations, including governmental export and import controls, that could subject it to liability or impair our ability to compete in our markets. Our platform and related technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (the “EAR”), and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control and other government agencies. Changes to sanctions and export or import restrictions in the jurisdictions in which we operate could further impact our ability to do business in certain parts of the world and to do business with certain persons and entities, which could adversely affect our business, operating results, financial condition, and prospects. In particular, we are continuing to monitor recent and forthcoming developments in export controls with respect to the semiconductor industry and their impact on our sourcing of equipment for our computing infrastructure. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations, we cannot ensure that these procedures are fully effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations also could have negative consequences to us, including reputational harm, government investigations, loss of export privileges and penalties. Changes in our platform, and changes in or promulgation of new export and import regulations, may create delays in the introduction of our platform into international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased sales of our platform, solutions, and services, or in our decreased ability to export or sell our platform, to existing or potential customers with international operations. Any decreased sales of our platform, solutions, and services or limitation on our ability to export or sell our platform would adversely affect our business, operating results, financial condition, and prospects.

We are also subject to the United States Foreign Corrupt Practices Act of 1977, as amended (“FCPA”) and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws. Anti — corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the public, and in certain cases, private sector. We cannot ensure that our policies and procedures to address compliance with FCPA and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws will be effective, or that all of our employees, representatives, contractors, partners, agents, intermediaries, or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which it may be ultimately held responsible. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our reputation, business, operating results, financial condition, and prospects.

Our service relies on hardware that features encryption and other security features. Encrypted hardware and components may be subject to heightened export classifications or other restrictions. Evolving interpretations of export controls applicable to such hardware could limit our ability to deploy our service for certain customers and geographies, increase compliance costs, delay projects, and adversely affect our business, operating results, financial condition, and prospects.

Additionally, additions to international restricted country lists, sanctions programs or similar regulatory regimes may further limit our ability to transact with certain customers, counterparties, or suppliers, require enhanced know-your-customer and end-user diligence, and result in the termination, suspension, or non-renewal of existing or prospective arrangements. Any failure to maintain effective sanctions, export control, and KYC screening and diligence procedures could result in investigations, penalties, reputational harm, and other adverse consequences. Our ability to conduct the requisite diligence and comply with export controls and other international regulatory frameworks may not keep pace with the growth of our operations and sales activities in international markets.

Our customer and counterparty diligence obligations may increase, and any failure to implement and maintain effective know-your-customer, anti-money laundering and sanctions compliance controls could adversely affect us.

As we grow our customer base and expands into new geographies, we expect increased obligations to implement and maintain robust KYC, AML, and sanctions compliance programs, including customer onboarding, beneficial ownership verification, ongoing monitoring, and screening of customers, partners, and other counterparties. These obligations may be complex, costly, and time-consuming, and could delay or prevent new customer activations or expansion opportunities. Any actual or perceived deficiencies in our KYC/AML or sanctions compliance controls, or failure by customers or partners to comply with applicable laws, could result in investigations, enforcement actions, penalties, contractual disputes, remediation costs, the loss of customers or partners, and reputational harm, and could adversely affect our business, operating results, financial condition, and prospects.

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security across different markets where it conducts our business and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.

Various local, state, federal, and international laws, directives, and regulations apply to our collection, use, retention, protection, disclosure, transfer, and processing of personal information. These data protection and privacy laws and regulations are subject to uncertainty and continue to evolve in ways that could adversely impact our business. These laws have a substantial impact on our operations both in the United States and internationally and compliance with new and existing laws may result in significant costs due to implementation of new processes, which could ultimately hinder our ability to grow our business by extracting value from our data assets.

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. For example, the CCPA requires companies that hit certain broad revenue or data processing related thresholds to, among other things, provide new disclosures to California users, and affords such users privacy rights such as the ability to opt-out of certain processing of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. In addition, other states have enacted laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years and many others continue to propose similar laws, or are considering proposing similar laws. For example, Virginia has enacted the Virginia Consumer Data Protection Act. Corvex cannot fully predict whether and to what extent it will be subject to these laws, which, with the exception of the CCPA, apply largely to companies that provide services directly to consumers. Accordingly, we cannot predict the impact of recently proposed or enacted laws or regulations on our business or operations, but compliance may require it to modify our data processing practices and policies, incurring costs and expenses in the process. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance and maintain with such laws. Our failure or perceived failure to comply with state or federal privacy laws or regulations passed in the future could have a material adverse effect on our business, including how we use personal information, our business, operating results, financial condition, and prospects and could expose us to regulatory investigations or possible fines.

Additionally, many foreign countries and governmental bodies, including the European Union, United Kingdom, Canada, and other jurisdictions in which we may operate or conducts our business, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal information for certain purposes. The increased focus on data sovereignty and data localization requirements around the world could also impact our business model with respect to the storage, management, and transfer of data.

The General Data Protection Regulation of the European Union (“E.U.”) and the United Kingdom (“U.K.”) (collectively, the “GDPR”), comprehensively regulate use of personal data, including cross-border transfers of personal data out of the European Economic Area (“EEA”) and the U.K. The GDPR imposes stringent privacy and data protection requirements and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines. Since we may be subject to the supervision of relevant data protection authorities under multiple legal regimes, we could be fined under those regimes independently in respect of the same breach. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

The GDPR prohibits transfers of personal data from the EEA or U.K. to countries not formally deemed adequate by the European Commission or the U.K. Information Commission Office, respectively, including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) is implemented. The mechanisms that we and many other companies, including our customers, rely upon for European and U.K. data transfers (for example, Standard Contractual Clauses or the E.U.-U.S. Data Privacy Framework) are the subject of legal challenge, regulatory interpretation, and judicial decisions by the Court of Justice of the European Union. The suitability of Standard Contractual Clauses for data transfer in some scenarios has recently been the subject of legal challenge, and while the U.S. and the E.U. reached agreement on the E.U.-U.S. Data Privacy Framework (and similar agreements were reached with respect to the U.K.), there are legal challenges to that data transfer mechanism as well. We expect the legal complexity and uncertainty regarding international personal data transfers to continue, and as the regulatory guidance and enforcement landscape in relation to data transfers continues to develop, it could suffer additional costs, complaints, and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operating results, financial condition, and prospects.

We are also subject to evolving U.S. and international privacy laws governing cookies, tracking technologies, and e-marketing. In the United States, plaintiffs are increasingly making use of existing laws such as the California Invasion of Privacy Act to litigate use of tracking technologies. In the European Union, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. In the European Union, informed consent, including a prohibition on pre-checked consents and a requirement to ensure separate consents for each cookie, is required for the placement of a non-essential cookie or similar technologies on a user’s device and for direct electronic marketing. As regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand users, adversely affect our margins, increase costs, and subject us to additional liabilities.

There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Additionally, there are potentially inconsistent world-wide government regulations pertaining to data protection and privacy. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, there are changes in the regulatory landscape relating to new and evolving technologies, such as generative AI. Changes to existing regulations, their interpretation or implementation, or new regulations could impede any potential use or development of AI Technologies, which could impair our competitive position and result in an adverse effect on our business, operating results, financial condition, and prospects. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal information, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, severe criminal, or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, financial condition, and prospects.

Our business is subject to a wide range of laws and regulations, and our failure to comply with those laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety and environmental laws, including those related to energy usage and energy efficiency requirements, privacy and data protection laws, AI, financial services laws, anti-bribery laws, sanctions, national security, import and export controls, anti-boycott, federal securities laws, and tax laws and regulations.

For example, government authorities have in the past sought to restrict data center development based on environmental considerations and have imposed moratoria on data center development, citing concerns about energy usage, requiring new data centers to meet energy efficiency requirements. We may face higher costs from any laws requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements.

In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. In particular, the global AI regulatory environment continues to evolve as regulators and lawmakers have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Non-compliance with applicable regulations or requirements could subject Corvex to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions and jail time for responsible employees and managers. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition, and prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, financial condition, and prospects.

We could become subject to product liability claims, product recalls and warranty claims that could be expensive, divert management’s attention and harm our business.

Our healthcare business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of products used by consumers. We may be held liable if our products cause injury or death or are found otherwise unsuitable during usage. Our future products to be developed are expected to incorporate sophisticated components and computer software Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. While we believe our technology will be safe, because our proposed solution is an RF-based technology that is being designed to be used in close proximity to users, users may allege or possibly prove defects, some of which could be alleged or proved to cause harm to users or others. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. We cannot guarantee that we will be able to obtain products liability insurance; if we do, however, the coverage limits of any insurance policies that we may choose to purchase to cover related risks may not be adequate to cover future claims, and the cost of insurance, if obtainable, could be prohibitive. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our reputation and result in a decline in revenue, each of which would harm our business.

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

FDA clearance of the pulse oximetry feature of our Medical Ring does not ensure commercial success of the product.

In November 2024, we received 510(k) clearance from the FDA for the pulse oximetry feature in our Medical Ring, making it a medical device. The Medical Ring clearance was the first medical device marketing authorization we have received. In order to market and distribute Medical Ring or other medical devices, we will need to modify certain of our internal business operations to ensure they comply with medical device requirements and to enable distribution of the product in accordance with the limitations of use described in our marketing authorizations. For example, for our Medical Ring product, the 510(k) clearance limits distribution of this product to prescription use-only. In the direct-to-consumer model we have utilized to distribute the Wellness Ring, consumers purchase our products directly from us or one of our retailers, and we will not be able to utilize this model to distribute the Medical Ring in accordance with its prescription-required marketing authorization. Though we have explored a number of new distribution channels, including working with durable medical equipment distributors, healthcare institutions, and other healthcare payor and provider channels, we may not be successful in identifying, or implementing with our current resources, an appropriate distribution channel. Further, even though we have received FDA clearance for the Medical Ring, we will still need to demonstrate the business and clinical rationale and justifications of this product in order for healthcare institutions and providers to be convinced of the need to prescribe it, and we may not be successful in these efforts.

Our Medical Ring is subject to ongoing regulatory obligations and review and failure to comply with applicable regulatory requirements may adversely affect our business and operations.

While we commercialized our first iteration of the Wellness Ring without FDA clearance, our Medical Ring is subject to current and future regulation by the FDA and may be subject to regulation by other federal, state and local agencies. These agencies and regulations require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device. Governmental regulations specific to medical devices are wide-ranging and govern, among other things:

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

Our Medical Ring is a Class II medical device, which requires us to seek and receive a 510(k) clearance for the pulse oximeter feature prior to marketing. In some instances, the 510(k) pathway for product marketing may be used with only proof of substantial equivalence in technology for a given indication with a lawfully marketed device (a “predicate device”). In other instances, FDA may require additional clinical work to prove efficacy in addition to technological equivalence and basic safety. Whether clinical data is provided or not, FDA may decide to reject the substantial equivalence argument we present. If that happens, our device would be automatically designated as a Class III device, and we would have to fulfill the more rigorous PMA requirements or request a “de novo” reclassification of the device into Class I or II. Thus, although at this time we do not anticipate that we will be required to do so, it is possible that one or more of our product features may require PMA approval de novo reclassification.

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

Healthcare reform measures could hinder or prevent the commercial success of our healthcare business.

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

If we fail to comply with healthcare regulations with respect to our current or future Movano products, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

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

We may become involved in litigation that may adversely affect us.

From time to time, we may be subject to claims, suits, and other proceedings. Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our business, operating results, financial condition, and prospects. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that would adversely affect our business, financial condition, operating results, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, Corvex cannot ensure that the results of any of these actions will not have a material adverse effect on our business, operating results, financial condition, and prospects. Any of these consequences could adversely affect our business, operating results, financial condition, and prospects. Our status and visibility as a public company may also increase the frequency of non-meritorious lawsuits, demands, shareholder claims, or third-party complaints, which could be costly and divert management time regardless of outcome.

Risks Related to Financial and Accounting Matters

We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. we are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure information required to be disclosed by it in our financial statements and in the reports that it will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

We are required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our annual report on Form 10-K for the year ending December 31, 2026, it will be required to provide a management report on internal control over financial reporting, and we also expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. Neither we nor our independent registered public accounting firm were required to, and therefore did not, perform an evaluation of our internal control over financial reporting as of or for any period included in our financial statements, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. However, while preparing the financial statements that are included in the prospectus for the Merger, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in our control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified pertained to the lack of designing and maintaining an effective control environment and related control activities, including appropriate segregation of duties and period-end close procedures, and our risk assessment and monitoring processes were not sufficiently robust to identify and remediate these deficiencies. Management plans to make improvements to our control environment and business processes to support and scale with our growing operations, and expects that our remediation efforts will continue to take place in 2026, such as continuing to implement processes and controls to better manage and monitor our segregation of duties risks, including enhancing the usage of technology and tools for segregation of duties within our systems, applications and tools, and continuing to expand our resources with the appropriate level of expertise within our accounting, finance, and operations functions.

We may not be able to fully remediate these material weaknesses until these steps have been completed and the internal controls have been operating effectively for a sufficient period of time. This evaluation process, including testing the effectiveness of the remediation efforts, is expected to extend into 2026. Additionally, as stated above, we have not performed an evaluation of our internal control over financial reporting; accordingly, it cannot ensure that we have identified all, or that it will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, beginning with our annual report on Form 10-K for the year ending December 31, 2026.

The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act will be time consuming and costly. If during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could be adversely affected and it could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Further, as a public company, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results, financial condition, and prospects.

We incur significant costs and management resources as a result of operating as a public company.

As a public company, we incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company prior to the Merger. Our management and other personnel dedicate a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the U.S. securities laws.

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We have invested, and will continue to invest, resources to comply with evolving laws, regulations, and standards, and this investment has resulted, and will continue to result, in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain and maintain the same or similar coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We could be subject to additional tax liabilities and United States federal and global income tax reform could adversely affect it.

We are subject to U.S. federal, state, and local income taxes, sales, and other taxes in the United States and income taxes, withholding taxes, transaction taxes and other taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which it operates.

For example, the United States tax law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 significantly reformed the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss (“NOL”) carryforwards. On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA amends key provisions of the tax code, including modifications to bonus depreciation, domestic research cost expensing, and the business interest expense limitation. While we continue to evaluate the impact of these legislative changes, the impact on our business, results of operations and financial position remain uncertain and may change as additional guidance or interpretation by tax authorities becomes available.

Changes in tax laws, regulations and administrative practices at the federal, state or local level, including modifications to real property tax regimes, assessments and valuations, the availability or terms of tax incentives and abatements, could increase our effective tax rate or reduce or eliminate anticipated incentives. Local governments may increase assessments or alter abatement programs applicable to data center real property and to taxable personal property (such as servers and networking equipment), which could materially increase municipal property tax expense at specific facilities and adversely affect site selection decisions and projected returns. Any such changes could adversely affect site selection decisions, data center operating economics and projected returns, adversely affecting our business, operating results, financial condition and prospects.

As our operations continue to expand across multiple jurisdictions, the potential impact of such legislative and regulatory changes to the taxation of our activities could impact the tax treatment of our foreign earnings, increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have U.S. federal and state NOL carryforwards that may be available to offset future taxable income for U.S. income tax purposes. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our business, operating results, financial condition, and prospects.

In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% cumulative change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. We have experienced, and may in the future experience, ownership changes as a result of shifts in its stock ownership. As a result, if we earn net taxable income, our ability to use its pre-change U.S. NOL carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to it. In addition, we may undergo additional ownership changes in the future, which could further limit our ability to use its NOLs and other pre-change tax attributes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase our state income tax liabilities. As a result of the foregoing, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

We could be required to collect additional sales, use, value added, digital services, or other similar taxes or be subject to other liabilities with respect to past or future sales, that may increase the costs our customers would have to pay for our solutions and adversely affect our business, operating results, financial condition, and prospects.

We do not collect sales and use, value added, or similar taxes in all jurisdictions in which we have sales because we have determined in consultation with our advisors that our sales in certain jurisdictions are not subject to such taxes. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction and the application of such laws is subject to uncertainty. As a result, state and local authorities may assert additional sales/use obligations for prior periods, which could result in assessments, interest, and penalties that may be significant relative to revenues in the affected jurisdictions. Jurisdictions in which it does not collect such taxes may assert that such taxes apply to our sales and seek to impose incremental or new sales, use, value added, digital services, or assert other tax collection obligations on it, which could result in tax assessments, penalties, and interest, to it or our customers for past sales, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, which may adversely affect our operating results.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include but are not limited to those related to the identification of performance obligations in revenue recognition, the valuation of stock-based awards, the valuation of derivatives and warrants, and accounting for leases, property and equipment, income taxes and variable interest entities. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a potential decline in the market price of our common stock.

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards, and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial condition, and profit, or cause an adverse deviation from our revenue and operating profit target, which may adversely affect our financial results.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our business, operating results, financial condition, and prospects.

Our sales contracts are primarily denominated in U.S. dollars, and therefore a majority of our revenue is not subject to foreign currency risk. However, strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the United States, which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our business, operating results, financial condition, and prospects. In addition, increased international sales in the future, including through continued international expansion, could result in foreign currency denominated sales, which would increase our foreign currency risk.

Risks Related to the Company Generally

Adverse global macroeconomic conditions, geopolitical risks, or reduced spending on AI and machine learning or on cloud infrastructure could adversely affect our business, operating results, financial condition, and prospects.

Our business depends on the overall demand for and adoption of AI and machine learning and cloud infrastructure and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including United States and global macroeconomic issues, actual or perceived global banking and finance related issues, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, labor shortages, supply chain disruptions, rising interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, including the effects of the conflicts in the Middle East and Russia/Ukraine, and tensions between China and Taiwan, weak economic conditions in certain regions or a reduction in business spending, including spending on developing AI and machine learning capabilities and on cloud infrastructure, regardless of macroeconomic conditions, could adversely affect our business, operating results, financial condition, and prospects, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers, increase sales of our platform, or sell additional solutions and services to our existing customers, lower prices for our solutions and services, and slower or declining growth. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our business, operating results, financial condition, and prospects.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity, or acts of civil or international hostility, are increasing. In particular, the imposition of tariffs, trade controls, border taxes, or other barriers to trade may directly or indirectly impact our business, operating results, financial condition, prospects, and stock price. For example, the current U.S. presidential administration has pursued an aggressive policy of tariffs in 2025, including certain tariffs that have been temporarily suspended, on imported goods from most countries and select countries have announced retaliatory tariffs in response, contributing to volatility in the markets. The international trade and tariff landscape is highly volatile and tariffs rates are subject to frequent change and negotiation. There can be no assurance that we will be able to mitigate the impacts of the foregoing or any future changes in global trade dynamics on our business. Similarly, the potential for military conflict between China and Taiwan could have negative impacts on the global economy, including by affecting the supply of semiconductors from Taiwan, contributing to higher energy prices and creating uncertainty in the global capital markets. While we do not currently have employees or direct operations in Taiwan, our suppliers rely heavily on semiconductors supplied by Taiwan which are an important component of our platform and any reduction in that supply could materially disrupt our operations.

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as war and regional geopolitical conflicts around the world, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on it. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Russia/Ukraine and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole.

In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure experienced by us or a critical third party vendor, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.

Environmental, social, and governance factors may impose additional costs and expose us to new risks.

Compliance with environmental, social and governance (“ESG”) regulations and policies may result in increased costs associated with operating our business. Further, there is particular focus on concerns relating to AI and its impact on the environment, including the power-intensive nature of the industry, high consumption of water, and reliance on critical minerals and rare elements. Compliance with recently adopted and potential upcoming ESG requirements may require the dedication of significant time and resources. Our failure to manage public sentiment and the legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

The level of insurance coverage that we purchase may prove to be inadequate, which could materially and adversely impact our business, financial condition, and results of operations.

We purchase insurance policies intended to cover certain operational, governance, property, cyber and business interruption risks. Insurance may be unavailable, insufficient, or subject to significant exclusions and deductibles and may not cover all losses, including those arising from floods and other catastrophic events, prolonged outages, destruction of critical data center hardware, or cyber incidents. Insurance markets for data center and cyber risks have become more expensive and capacity-constrained. Any shortfall between insurance recoveries and actual losses could materially adversely affect our business, operating results, financial condition, and prospects. Our ability to recover under our insurance policies is subject to the determinations of insurers, which may be adverse to us and could limit or eliminate anticipated coverage. The scope of coverage under these policies can be difficult to ascertain with certainty in some cases, and certain losses may be excluded. Insurers may also dispute or deny claims based on policy interpretations or exclusions.

We may determine that it is necessary to expand our insurance coverage to address evolving risks; however, additional coverage may be unavailable or only obtainable at rates or terms that are not commercially reasonable. If adequate insurance coverage cannot be obtained or if claims are denied, we may be required to bear substantial losses directly, which could materially and adversely affect our business, financial condition, and results of operations.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, and you could lose all or part of your investment.

We cannot predict the prices at which our common stock will trade. The market price of our common stock will depend on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock will tend to increase the volatility of the trading price of our common stock. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, the following:

●	actual or anticipated changes or fluctuations in our operating results;

●	our incurrence of any indebtedness;

●	our ability to produce timely and accurate financial statements;

●	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

●	announcements by us or our competitors of new offerings or new or terminated significant contracts, commercial relationships, acquisitions, or capital commitments;

●	industry or financial analyst or investor reaction to our press releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	price and volume fluctuations in the overall stock market from time to time;

●	the overall performance of the stock market or technology companies;

●	the expiration of contractual lock up agreements and sales of shares of our common stock by us or our stockholders;

●	failure of industry or financial analysts to initiate or maintain coverage of us, changes in financial estimates by any analysts who follow us, or our failure to meet these estimates or the expectations of investors;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	litigation or other proceedings involving us or our industry, or investigations by regulators into our operations or those of our competitors;

●	developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	any major changes in our management or our board of directors;

●	the global political, economic, and macroeconomic climate, including but not limited to, actual or perceived instability in the banking industry, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, labor shortages, supply chain disruptions, potential recession, inflation, and rising interest rates;

●	other events or factors, including those resulting from war, armed conflict, including the conflicts in the Middle East and Ukraine and tensions between China and Taiwan, incidents of terrorism, or responses to these events; and

●	cybersecurity incidents.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic and geopolitical uncertainty. These economic, political, regulatory, and market conditions may negatively impact the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, financial condition, and prospects.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock into the public market, and particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline.

In connection with the Merger, the directors and officers of Movano and Corvex, as well as certain significant stockholders of Corvex, have agreed, subject to limited exceptions, not to transfer or otherwise dispose of shares of our common stock (or securities convertible into common stock) for a period of 180 days after the Effective Time. As a result, for so long as the lock-up restrictions remain in effect, a substantial portion of our outstanding common stock will be restricted from trading. The reduction in the available public float may limit the liquidity of our common stock, increase the volatility of the trading price, and make it more difficult for investors to sell their shares at a desired time or price. Limited float can also exacerbate the impact of market or industry fluctuations and short-term trading dynamics on the price of our common stock.

Upon expiration of the lock-up period, a significant number of additional shares may become eligible for sale in the public market. If the locked up parties sell substantial amounts of our common stock in the public market after the lock-up restrictions expire, or if the market perceives that such sales could occur, the market price of our common stock could decline materially.

Additionally, our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock may convert to Common Stock thus further diluting our current holders. For example, each share of Series B Preferred Stock will automatically convert into 1,000 shares of Common Stock on March 31, 2026. The terms of the Series B Preferred Stock include a beneficial ownership limitation pursuant to which the Company is not permitted to effect any conversion of Series B Preferred Stock held by a holder to the extent that after giving effect to such issuance the holder and its affiliates would beneficially own in excess of 19.99% of the outstanding shares of Common Stock. Additionally, three business days following stockholder approval of the Conversion Proposal, each share of Series C Preferred Stock and each share of Series D Preferred Stock will automatically convert into 1,000 and 1,000 shares, respectively, of Common Stock thus further diluting our current common stockholders.

Furthermore, because a meaningful portion of our outstanding shares will be held by insiders and significant stockholders subject to lock-up restrictions, the interests of such holders with respect to the timing of sales or hedging transactions following the lock-up expiration may not be aligned with those of other stockholders. Any overhang created by the impending availability of a substantial number of shares for sale, combined with actual or anticipated sales after the lock-up period expires, could adversely affect the market price of our common stock and our ability to raise additional capital through equity offerings on acceptable terms. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

The combined company may also issue its shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any further issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

If financial analysts issue inaccurate or unfavorable research regarding, or do not or cease to cover, our common stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that financial analysts publish about it, our business, our market and our competitors. The combined company will not control these analysts or the content and opinions included in their reports. As a new public company, the analysts who publish information about our common stock will have had relatively little experience with our business, which could affect their ability to accurately forecast its results and make it more likely that it fails to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance, if any, or the expectations of analysts or public investors, analysts could downgrade our common stock or publish unfavorable research about it. If one or more of these analysts cease coverage of our common stock or fail to publish reports on it regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.

Our amended and restated certificate of incorporation contains exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against the Company arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine or asserting an “internal corporate claim” as defined in the DGCL.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated certificate of incorporation provides that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“Federal Forum Provision”). While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, financial condition, and prospects.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause it to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. Such internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified three material weaknesses in our internal control over financial reporting at December 31, 2025: (1) ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and did not maintain the other components of the COSO framework, including appropriate risk assessment, control activities, information and communication, and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning; (2) effective information technology (IT) general controls for certain information systems supporting our key financial reporting processes. Specifically, the Company did not design and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production and (d) operations controls to ensure appropriate interfacing between systems; (3) ineffective process-level controls which affects substantially all financial statement account balances and disclosures within the Company.

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

Our common stock is currently traded on the Nasdaq Stock Market (“Nasdaq”). On November 14, 2023, we were notified by Nasdaq that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we were no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On May 15, 2024, since we did not regain compliance by May 13, 2024, we requested, and were granted, an additional 180 calendar days to regain compliance with the Bid Price Requirement expiring November 11, 2024.

On October 29, 2024, we completed a 1-for-15 reverse stock split of our issued and outstanding common stock. On November 12, 2024, the we were notified by Nasdaq that we had regained compliance with the Minimum Bid Price Requirement. On January 17, 2025, Nasdaq announced the effectiveness of new listing rules that will complicate regaining compliance with the Bid Price Requirement by removing the stay period during an appeal of a delisting determination to a hearings panel and reducing the availability of further compliance periods for issuers that implement multiple reverse stock splits.

On May 20, 2025, we were notified by Nasdaq that, because we had not yet filed our Form 10-Q for the quarterly period ended March 31, 2025, we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Requirement”). We had until July 21, 2025, to submit a plan to regain compliance with the Filing Requirement. On July 7, 2025, we received a notice from Nasdaq that we were not in compliance with the Minimum Bid Price Requirement and, due to the fact we effected a reverse stock split within the prior year, we were not eligible for an extended compliance period. We requested a hearing to appeal the delisting of our common stock. This hearing was held on August 19, 2025. At this hearing, we presented our plan to regain compliance with the Minimum Bid Price Requirement. Separately, on August 21, 2025, we received a notice from Nasdaq that we were not in compliance with the Filing Requirement because we had not yet filed our 10-Q for the quarterly period ended June 30, 2025.

On August 27, 2025, we received a notice from Nasdaq that Nasdaq had granted our request to continue our listing on Nasdaq subject to (i) our regaining compliance with the Filing Requirement by filing our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 on or before September 30, 2025, and (ii) our demonstrating compliance with the Minimum Bid Price Requirement on or before October 30, 2025. On September 24, 2025, we filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, within the extension period granted by Nasdaq. On October 7, 2025, we were notified by Nasdaq that we had regained compliance with the Filing Requirement. On October 10, 2025, we effected a 1-for-10 reverse stock split, the effect of which allowed us to demonstrate compliance with the Bid Price rule within the extension period granted by Nasdaq. On November 11, 2025, we were notified by Nasdaq that we had regained compliance with the Minimum Bid Price Requirement.

On October 1, 2025, we received a written notice from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”) and serves as an additional basis of delisting before the Nasdaq Hearings Panel (the “Panel”). In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on September 24, 2025, we reported stockholders’ equity of approximately $1.637 million and, as a result, did not satisfy the Stockholders’ Equity Requirement. In the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, we reported stockholders’ equity of approximately $(1.701) million and, as a result, we continued to not satisfy the Stockholders’ Equity Requirement.

The notice provided that the Panel would consider the Stockholders’ Equity Requirement in its decision regarding our continued listing on The Nasdaq Capital Market and provided us the opportunity to present our views with respect to this deficiency in writing to the Panel no later than October 8, 2025. Accordingly, the we presented a written plan of compliance to the Panel with respect to the Stockholders’ Equity Requirement before such deadline and updated that plan following our announcement of the Merger Agreement, the Series A Purchase Agreement and the Equity Facility. On December 18, 2025, the Panel granted us an extension until March 30, 2026 to regain compliance with the Stockholders’ Equity Requirement. Following the Closing of the Merger, on March 19, 2026, we submitted a written update to the Panel describing how the Merger resulted in us regaining compliance with the Stockholders’ Equity Requirement. Any future non-compliance with Nasdaq listing requirements could result in Nasdaq taking steps to delist the our common stock. Such a delisting would likely have a negative effect on the price of the our common stock and would impair shareholders’ ability to sell or purchase the our common stock. Any perception that the we may not regain compliance for future noncompliance or a delisting of the our common stock by Nasdaq could adversely affect the our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for the our stockholders.

Provisions in our charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management and members of our board of directors.

Provisions that will be in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control of our company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws will include provisions that:

●	provide that our board of directors is classified into three classes of directors with staggered three-year terms;

●	permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;

●	require supermajority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

●	provide that only the majority of our board of directors, the chair of the board of directors or each of the Chief Executive Officers may call a special meeting of stockholders;

●	eliminate the ability of stockholders to call special meetings of stockholders;

●	do not provide for cumulative voting;

●	because our board is classified, provide that directors may only be removed by the board of directors, with or without cause;

●	prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a duly called meeting of stockholders;

●	provide that our board of directors is expressly authorized to adopt, amend or repeal the bylaws, and that stockholder amendments to the bylaws require a supermajority vote;

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and

●	designate exclusive forums for certain stockholder litigation.

Moreover, Section 203 of the DGCL, may discourage, delay, or prevent a change in control of us. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

We have not paid cash dividends in the past and have no immediate plans to pay cash dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to further develop our technology and potential products and to cover operating costs. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future, except for those contemplated by the Merger Agreement. We may never generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, our shareholders should not expect to receive cash dividends on the common stock.

Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who beneficially own approximately 19.4% of our common stock as of March 19, 2026, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Peter Appel beneficially owns approximately 9.9%, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management, in each case, which other stockholders might find favorable, and will make the approval of certain transactions difficult or impossible without the support of these significant stockholders.

Holders of the Series A and Series B Preferred Stock have certain voting and other rights that may adversely affect holders of our common stock, and the holders of the Preferred Stock may have different interests from and vote their shares in a manner deemed adverse to, holders of our common stock.

The holders of Series A Preferred Stock and Series B Preferred Stock vote on an “as-converted” basis with the holders of our common stock on all matters brought before the holders of our common stock. The shares of Series A Preferred Stock are entitled to a dividend at a rate of 8.0% per annum, paid in kind or paid in cash depending on the timing of the conversion of such shares. Payment of dividends in cash may adversely affect our financial position while payment of dividends in kind may cause incremental dilution to holders of our common stock. In addition, these dividend obligations, as well as the rights of the Preferred Stock on liquidation, are senior to the rights of our common stock, which could negatively affect the value of our common stock and impair our ability to raise additional capital. Our Preferred Stock, if not converted into common stock, will also be senior to our common stock in distribution and liquidation if such shares are not converted into common stock, which could negatively affect the value of our common stock and impair our ability to raise additional capital. As a result, the holders of Preferred Stock may vote in a manner that is deemed adverse to holders of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We are subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in normal course of business use. Third-party risks are included within our cybersecurity risk management processes discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.

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

Item 2. Properties

Our principal office is located at 3401 North Fairfax Drive, Suite 3230, Arlington, Virginia 22226, and is comprised of office and laboratory space that we occupy pursuant to a lease. See Note 12 Commitments and Contingencies of our consolidated financial statements for further discussion of this lease facility.

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

As of March 19, 2026, there were 40 holders of record of our common stock. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

Dividend Policy

Except as required by the Merger Agreement, we have never paid cash dividends on our securities, and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant.

Sale of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2025 were previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities during the year ended December 31, 2025.

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

Overview

On March 19, 2026, we consummated and completed the Merger pursuant to the Merger Agreement, as further described below. The discussion and financial information presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to the historical operations of the Company prior to the completion of the Merger, which principally reflect our Healthcare Business, and should be read in that context. Accordingly, the historical results presented herein are not inclusive of the financial position, results of operations and cash flows of Corvex OpCo, which principally reflect our AI Cloud Computing Business.

Following the closing of the Merger, the Company will conduct its operations through two primary business divisions. Our AI cloud computing business specializes in GPU-accelerated infrastructure for AI workloads and our healthcare business consists of our wellness ring (formerly referred to as the Evie Ring) (the “Wellness Ring”), a wearable designed specifically for women that was launched in November 2023.

Recent Developments

On March 19, 2026, Corvex, Inc. (formerly known as Movano Inc.), acquired Corvex Legacy Holdings, Inc. (formerly known as Corvex, Inc.) (“Corvex OpCo”), in accordance with the terms of the Amended and Restated Agreement and Plan of Merger, dated March 19, 2026 (the “Merger Agreement”), by and among the Company, Thor Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Corvex OpCo. Pursuant to the Merger Agreement, Merger Sub merged with and into Corvex OpCo, pursuant to which Corvex OpCo was the surviving corporation and became a wholly owned subsidiary of the Company (the “Merger”). The Merger Agreement amended and restated in its entirety the prior merger agreement between the parties which was entered into and announced on November 6, 2025 (the “Prior Merger Agreement”).

Under the terms of the Merger Agreement, at the closing of the Merger (the “Closing”), the Company issued to the prior securityholders of Corvex OpCo (i) 240.562 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), which such shares of Series B Preferred Stock, on an as-converted basis, represented no more than 19.9% of the outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” or the “common stock”) immediately prior to the Closing, (ii) 23,551.5195 shares of Series C Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) and (iii) 30,227.0524 shares of Series D Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”).

Each share of Series B Preferred Stock will automatically convert into 1,000 shares of Common Stock on March 31, 2026, which is one day following the March 30, 2026 record date of the stock dividend payable to holders of the Company’s Common Stock and Series A Preferred Stock pursuant to the Merger Agreement. Subject to and contingent upon the affirmative vote of a majority of the shares of common stock present or represented and entitled to vote at a meeting of stockholders of Company to approve, for purposes of the Nasdaq Listing Rules, the issuance of shares of Common Stock to the stockholders of Corvex upon conversion, (1) each share of Series C Preferred Stock will automatically convert into 1,000 shares of Common Stock And (2) Each share of Series D Preferred Stock will be convertible into 1,000 shares of Common Stock.

In connection with entry into the Prior Merger Agreement and as described below, (1) the Company raised $3.0 million in equity capital pursuant to the Series A Subscription Agreement, and (2) the Company entered into a $1.0 billion Equity Facility with Chardan Capital Markets LLC.

The descriptions of the Company’s two business divisions, their corresponding products, and business models are summarized below.

AI Cloud Computing Business

Our engineering-led, AI computing platform specializes in GPU-accelerated infrastructure for AI workloads.

Our platform allows organizations to leverage the advantage of AI by providing secure, scalable, and cost-efficient computational resources. Our infrastructure leverages advanced GPU-accelerated compute clusters, high-throughput storage systems and layered architecture to provide enhanced security, consistent performance and efficiency at scale.

We provide a range of capabilities, including:

●	AI Factories and GPU Clusters. Our integrated computing and data-center platform is designed to deliver artificial intelligence workloads at scale by combining high-performance AI accelerators, networking, power, cooling, and systems software to support reliable and cost-efficient production AI training and inference. Deployments may be delivered using managed Kubernetes or as bare metal, and operated on-premise or in multi-tenant or single-tenant configurations that are compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and SOC 2 Type II (“SOC 2”).

●	Confidential Computing. Confidential computing is designed to protect customers’ valuable intellectual property and enhance compliance with data security mandates. Our patent-pending Corvex Secure Model Weights product enables AI model builders and security-conscious enterprises to safely deploy inference workloads on third-party GPU infrastructure without exposing their model weights via the integration of Trusted Execution Environments, post-quantum key exchange, and remote attestation.

●	Token Factory. Currently in development, Token Factory is expected to provide access to premium open-source AI models through simplified API integration and a performance-optimized inference engine operating on automatically scaling infrastructure. The platform is designed to improve performance and reduce per-token inference costs relative to certain alternatives by leveraging a proprietary inference engine and custom orchestration logic intended to maximize compute resource utilization when serving multiple models concurrently. We intend for Token Factory to achieve SOC 2 Type II certification and to support HIPAA-compliant deployments.

Our Healthcare Business

Prior to the Merger, on May 15, 2025, Movano Inc. announced that it had initiated a process to explore strategic alternatives to maximize shareholder value. In order to conserve cash, it reduced our operations and turned its primary focus to consummating a strategic transaction with the goal of maximizing shareholder value, which resulted in the Merger described above. While we expect to ultimately dispose of the assets related to our legacy healthcare business, as of the date of this filing we are continuing to operate this business in a reduced capacity as we explore available opportunities.

Our commercial product was the wellness ring (formerly referred to as the Evie Ring) (the “Wellness Ring”), a wearable designed specifically for women that was launched in November 2023. We launched the Wellness Ring as a general wellness device without any FDA premarket clearances. All revenues from the sale of the Wellness Ring were generated in the United States. Following a final order by the Trademark Trial and Appeal Board (“TTAB”) of the United States Patent and Trademark Office sustaining Allora Health, Inc. d/b/a EVVY’s (“EVVY”) opposition to the Company’s registration of its EVIE mark for two of the three classes of products challenged by EVVY and receipt from EVVY of a cease and desist letter relating to our use of the EVIE mark, we currently have paused all commercial sales of the Wellness Ring (See Note 16 Subsequent Events in our consolidated financial statements for further discussions).

Financial Operations Overview

The discussion and financial information presented in this section relate only to the historical operations of the Company prior to the completion of the Merger, which principally reflect our Healthcare Business, and should be read in that context. Accordingly, the historical results presented herein are not inclusive of the financial position, results of operations and cash flows of Corvex OpCo, which principally reflect our AI Cloud Computing Business.

We were formed in January 2018. We have a limited operating history and have generated only limited revenue to-date. We have largely focused our efforts and resources towards research and development activities relating to our development of the Wellness Ring, Medical Ring and the SoC, the commercial launch of the Wellness Ring and the FDA 510(k) clearance for the pulse oximeter feature of the Medical Ring. To date, we have funded our operations primarily from the sale of our equity securities.

We have incurred net losses each year since inception. Our losses were $18.3 million and $23.7 million for the years ended December 31, 2025 and 2024, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations.

As of December 31, 2025, we had $2.8 million in available cash and cash equivalents.

Reverse Stock Splits

On October 29, 2024, the Company completed a 1-for-15 reverse stock split of its issued and outstanding common stock. As a result of the reverse stock split, each share of common stock issued and outstanding immediately prior to October 29, 2024 was automatically reclassified and converted into one-fifteenth (1/15th) of a share of common stock (the “2024 Reverse Stock Split”).

On October 10, 2025, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock. As a result of the reverse stock split, each share of common stock issued and outstanding immediately prior to October 10, 2025 was automatically reclassified and converted into one-tenth (1/10th) of a share of common stock (the “2025 Reverse Stock Split”, and together with the 2024 Reverse Stock Split, the “Reverse Stock Splits”).

The Reverse Stock Splits affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the reverse stock split resulted in a stockholder of record owning a fractional share. In the 2024 Reverse Stock Split, stockholders of record who were otherwise entitled to receive a fractional share, instead automatically had their fractional shares rounded up to the next whole share. No cash was issued for fractional shares as part of the 2024 Reverse Stock Split. In the 2025 Reverse Stock Split, stockholders of record who were otherwise entitled to receive a fractional share, instead received cash in lieu of such fractional share equal to such fraction multiplied by the average of the closing sales prices of the Company’s common stock on the Nasdaq during regular trading hours for the ten consecutive trading days immediately preceding the effective date of the 2025 Reverse Stock Split (with such average closing sales prices being adjusted to give effect to the reverse stock split).

The Reverse Stock Splits did not change the par value of the common stock or the authorized number of shares of common stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s equity plans and grants thereunder, as applicable. Additionally, proportionate adjustments were made to the exercise prices and the number of shares underlying all outstanding warrants, as required by the terms of these securities.

All common share and per-share amounts in these consolidated financial statements have been retroactively restated to reflect the effect of the Reverse Stock Splits.

Critical Accounting Estimates

The discussion and financial information presented in this section relate only to the historical operations of the Company prior to the completion of the Merger, which principally reflect our Healthcare Business, and should be read in that context. Accordingly, the historical results presented herein are not inclusive of the financial position, results of operations and cash flows of Corvex OpCo, which principally reflect our AI Cloud Computing Business.

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

Results of Operations

Years Ended December 31, 2025 and 2024

The discussion and financial information presented in this section relate only to the historical operations of the Company prior to the completion of the Merger, which principally reflect our Healthcare Business, and should be read in that context. Accordingly, the historical results presented herein are not inclusive of the financial position, results of operations and cash flows of Corvex OpCo, which principally reflect our AI Cloud Computing Business.

Our consolidated statements of operations for the years ended December 31, 2025 and 2024 as discussed herein are presented below.

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)

Revenue	$433	$1,013	$(580)	-57%

OPERATING EXPENSES:
Cost of revenue	2,273	3,007	(734)	-24%
Research and development	5,740	11,195	(5,455)	-49%
Sales, general and administrative	7,923	11,033	(3,110)	-28%
Total operating expenses	15,936	25,235	(9,299)	-37%

Loss from operations	(15,503)	(24,222)	8,719	36%

Other income (expense), net:
Interest expense (related party)	(2,965)	—	(2,965)	n/a
Interest and other income, net	183	495	(312)	-63%
Other income (expense), net	(2,782)	495	(3,277)	-662%

Net loss	$(18,285)	$(23,727)	$5,442	23%

Revenue

Revenue totaled $0.4 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. This decrease of $0.6 million was due to a reduction in marketing effort, leading to lower sales volume and the corresponding recognition of revenue upon the transfer of control of the Wellness Ring Elements, which began in the first quarter of 2024.

Cost of revenue

Cost of revenue totaled $2.3 million and $3.0 million for the years ended December 31, 2025 and 2024, respectively. This decrease of $0.7 million was primarily due to lower revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024. Cost of revenue for the year ended December 31, 2025 included direct costs of $0.6 million related to the transfer of control of the various Wellness Ring Elements, $0.5 million for labor and related stock-based compensation, $0.4 million of order processing, shipping and fulfillment costs, and $0.8 million for inventory that was designated as scrap materials. Cost of revenue for the year ended December 31, 2024 included direct costs of $1.7 million related to the transfer of control of the various Wellness Ring Elements, $0.2 million for labor and related stock-based compensation, $0.3 million of order processing, shipping and fulfillment costs, and $0.7 million for inventory that was designated as scrap materials.

Research and Development

Research and development expenses totaled $5.7 million and $11.2 million for the years ended December 31, 2025 and 2024, respectively. This decrease of $5.5 million was due primarily to lower research and laboratory expenses and other professional fees. Research and development expenses for the year ended December 31, 2025 included expenses related to employee compensation of $3.5 million, other professional fees of $1.6 million, tools and equipment expenses of $0.2 million, rent of $0.1 million, depreciation and amortization of $0.1 million, and other expenses of $0.2 million. Research and development expenses for the year ended December 31, 2024 included expenses related to employee compensation of $5.8 million, other professional fees of $3.3 million, tools and equipment expenses of $1.4 million, rent of $0.1 million, depreciation and amortization of $0.1 million, and other expenses of $0.5 million.

Sales, General and Administrative

Sales, general and administrative expenses totaled $7.9 million and $11.0 million for the years ended December 31, 2025 and 2024, respectively. This decrease of $3.1 million was due primarily to lower headcount with respect to sales, general and administrative employees as a result of less activity and decreased marketing costs. Sales, general and administrative expenses for the year ended December 31, 2025 included expenses related to marketing and other expenses of $1.3 million, employee and board of director compensation of $3.1 million, professional and consulting fees of $3.4 million, and rent of $0.1 million. Sales, general and administrative expenses for the year ended December 31, 2024 included expenses related to marketing and other expenses of $2.1 million, employee and board of director compensation of $5.7 million, professional and consulting fees of $3.1 million, and rent of $0.1 million.

Loss from Operations

Loss from operations was $15.5 million for the year ended December 31, 2025, as compared to $24.2 million for the year ended December 31, 2024.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2025 was a net other expense of $2.8 million as compared to a net other income of $0.5 million for the year ended December 31, 2024. The increased expense was due primarily to $3.0 million of interest expense (related party) for the amortization of the original issue discount on the bridge loan during the year ended December 31, 2025.

Net Loss

As a result of the foregoing, net loss was $18.3 million for the year ended December 31, 2025, as compared to $23.7 million for the year ended December 31, 2024.

Liquidity and Capital Resources

The discussion and financial information presented in this section relate only to the historical operations of the Company prior to the completion of the Merger, which principally reflect our Healthcare Business, and should be read in that context. Accordingly, the historical results presented herein are not inclusive of the financial position, results of operations and cash flows of Corvex OpCo, which principally reflect our AI Cloud Computing Business.

At December 31, 2025, we had cash and cash equivalents of $2.8 million. During the year ended December 31, 2025, we used $11.3 million of cash in our operating activities.

On August 6, 2025, we entered into a Loan Agreement and Promissory Note pursuant to which we obtained $1,500,000 in secured debt financing (the “Bridge Loan”). On November 6, 2025, we entered into a Preferred Stock Subscription Agreement (the “Series A Subscription Agreement”), with the investors party thereto (the “Series A Purchasers”), pursuant to which we sold 3,000 shares of Series A Preferred Stock to the Series A Purchasers for a purchase price per share equal to $1,000 and an aggregate purchase price of $3,000,000. Additionally, on November 6, 2025, we entered into a ChEF purchase agreement (the “ChEF Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility (the “Equity Facility”). Pursuant to the ChEF Purchase Agreement, we have the right from time to time to sell to Chardan up to $1,000,000,000 in aggregate gross purchase price of newly issued shares of our common stock, subject to having an effective Registration Statement on Form S-1 on file with the SEC covering the sales thereunder and other conditions and limitations as set forth in the ChEF Purchase Agreement. Subsequent to year end, on March 19, 2026 the Company completed its acquisition of Corvex OpCo, an AI cloud computing company specializing in GPU-accelerated infrastructure for AI workloads, pursuant to the Merger Agreement. Following the Merger, the Company was renamed Corvex, Inc., effective March 23, 2026.

Our funding requirements are highly dependent on the needs of our AI cloud computing business on a go forward basis. We have incurred significant expenses in connection with our evaluation of strategic alternatives and entry into the Merger Agreement, and we expect to continue to incur expenses in connection with the ongoing process of exploring transactions with certain third parties to monetize certain legacy assets. A considerable portion of these expenses, such as legal, accounting and advisory fees and other related charges, will be incurred regardless of whether we enter into a monetization transaction for our legacy healthcare assets.

Additionally, in connection with our entering into of the Merger Agreement, we entered into an amendment of the Bridge Loan providing for an extension of the maturity date to June 30, 2026 in exchange for our agreeing that upon any sale or other disposition of all or substantially all the Company’s legacy assets, we will be obligated to repay the $1.5 million principal of the Bridge Loan, plus any other outstanding obligations plus a $3.0 million repayment premium and any other proceeds from the sale of such legacy assets. Pursuant to the Bridge Loan, as amended, if the Company has not sold the legacy assets by the maturity date, the Company would transfer such assets to the lender on the maturity date in full satisfaction of the debt.

As a result of the completion of the Merger, including the anticipated operational and financial benefits and access to additional resources, we believe our cash and cash equivalents will be sufficient to fund our operations through the next twelve months. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. If we are unable to obtain such needed funds, our financial condition and results of operations may be materially adversely affected, we may not be able to continue operations, and our board of directors may decide that it is in the best interests of our stockholders to commence bankruptcy or liquidation and dissolution proceedings.

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

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. However, management has concluded that the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated. There can be no assurance that the Company’s efforts will be successful in addressing its liquidity needs. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024

Net cash used in operating activities	$(11,268)	$(22,533)
Net cash used in investing activities	—	(8)
Net cash provided by financing activities	6,193	24,325
Net increase/(decrease) in cash and cash equivalents	$(5,075)	$1,784

Operating Activities

During the year ended December 31, 2025, we used cash of $11.3 million in operating activities, as compared to $22.5 million used in operating activities during the year ended December 31, 2024.

The $11.3 million used in operating activities during the year ended December 31, 2025 was primarily attributable to our net loss of $18.3 million. The net loss was offset by changes in our operating assets and liabilities totaling $0.2 million, and by non-cash items, including stock-based compensation of $2.9 million, amortization of debt discount (related party) of $2.9 million, depreciation and amortization of $0.1 million, interest expense on bridge loan (related party) of $0.1 million, and the write-down of inventory to net realizable value of $0.8 million.

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

Investing Activities

During the year ended December 31, 2025 we used no cash in investing activities. During the year ended December 31, 2024 we used cash of $8,000 in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2025, we were provided cash of $6.2 million from financing activities, which included net proceeds of $3.0 million from the sale of Series A preferred stock, net proceeds of $1.6 million from the issuance of common stock through the ATM activity, proceeds of $1.5 million from the bridge loan and $0.1 million from the issuance of common stock upon the exercise of stock options.

During the year ended December 31, 2024, we were provided cash of $24.3 million from financing activities, which included net proceeds of $22.6 million from the issuance of common stock, pre-funded warrants and common stock warrants, and net proceeds of $1.7 million from the issuance of common stock through the ATM activity.

Funding Requirements

The discussion and financial information presented in this section relate only to the historical operations of the Company prior to the completion of the Merger, which principally reflect our Healthcare Business, and should be read in that context. Accordingly, the historical results presented herein are not inclusive of the financial position, results of operations and cash flows of Corvex OpCo, which principally reflect our AI Cloud Computing Business.

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the foreseeable future as we continue to execute on our business plan. We will require additional capital to fund and grow our operations, to commercialize our products, to continue investing in and to further develop our general infrastructure, and such funding may not be available to us on acceptable terms or at all.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce the scope of, or terminate one or more of our clinical studies, research and development programs, our future commercialization efforts, or our entire operations.

Our future funding requirements will depend on many factors, including the following:

●	the rate at which we expand our AI infrastructure capacity;

●	our ability to manage increases in input and operating costs, including price increases for servers, GPUs, memory, storage, networking, cooling, data center space, and power;

●	our development efforts with respect to new solutions and services and new functionality for our platform;

●	retain existing customers and increase sales to existing customers, as well as attract new customers and grow our customer base;

●	our efforts expand our business domestically and internationally;

●	our ability to generate sufficient cash flow from operations and raise additional capital, including through indebtedness, to support continued investments in our platform to maintain our technological leadership and the security of our platform;

●	our efforts to strategically expand our direct sales force and leverage our existing sales capacity;

●	our ability to introduce and sell our solutions and services to new markets and verticals;

●	our efforts to identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform;
●	the success of our commercialization of the Wellness Ring;

●	the scope, rate of progress, results and cost of our product development and clinical testing;

●	the cost of manufacturing our products in development and any products that we may develop in the future;

●	the number and characteristics of the potential products that we pursue;

●	the cost, timing, and outcomes of regulatory approvals; and

●	the potential that our common stock will be delisted by Nasdaq in the event we fail to maintain compliance with the minimum standards for continued listing on Nasdaq.

We expect to satisfy future cash needs through existing capital balances, through some combination of public or private equity offerings, debt financings, licensing arrangements, and other partnership arrangements. Please see “Risk Factors.”

Contractual Obligations

The discussion and financial information presented in this section relate only to the historical operations of the Company prior to the completion of the Merger, which principally reflect our Healthcare Business, and should be read in that context. Accordingly, the historical results presented herein are not inclusive of the financial position, results of operations and cash flows of Corvex OpCo, which principally reflect our AI Cloud Computing Business.

Material contractual obligations arising in the normal course of business primarily consist of operating leases and financing leases. See Note 12 to the consolidated financial statements for amounts outstanding for operating leases and financing leases on December 31, 2025.

Off-Balance Sheet Transactions

The discussion and financial information presented in this section relate only to the historical operations of the Company prior to the completion of the Merger, which principally reflect our Healthcare Business, and should be read in that context. Accordingly, the historical results presented herein are not inclusive of the financial position, results of operations and cash flows of Corvex OpCo, which principally reflect our AI Cloud Computing Business.

At December 31, 2025, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Non-cancelable Obligations

The discussion and financial information presented in this section relate only to the historical operations of the Company prior to the completion of the Merger, which principally reflect our Healthcare Business, and should be read in that context. Accordingly, the historical results presented herein are not inclusive of the financial position, results of operations and cash flows of Corvex OpCo, which principally reflect our AI Cloud Computing Business.

One of the Company’s contract manufacturers purchased raw materials of $0.3 million for the benefit of the Company, for which title to such materials had not transferred to the Company as of December 31, 2025. The Company did not have any other non-cancelable contractual commitments as of December 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Corvex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Corvex, Inc. (f/k/a Movano Inc.) (“the Company”) as of December 31, 2025, and the related statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses and expects future losses that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RBSM LLP

PCAOB ID Number 587

We have served as the Company’s auditor since 2025.

Larkspur, California

March 30, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Corvex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Corvex, Inc. (f/k/a Movano Inc.) (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

San Francisco, California April 9, 2025, except for the effects of the October 10, 2025 reverse stock split discussed in Note 2, as to which the date is December 19, 2025

We served as the Company’s auditor from 2019 to 2024.

Corvex, Inc.
(f/k/a Movano Inc.)

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$2,827	$7,902
Payroll tax credit, current portion	107	52
Vendor deposits	44	28
Inventory	1,766	2,046
Prepaid expenses and other current assets	243	362
Total current assets	4,987	10,390
Property and equipment, net	101	213
Right-of-use asset	415	600
Other assets	97	117
Total assets	$5,600	$11,320

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,477	$2,016
Deferred revenue	12	36
Bridge loan (related party)	4,382	—
Other current liabilities	936	1,393
Total current liabilities	8,807	3,445
Noncurrent liabilities:
Other noncurrent liabilities	267	520
Total noncurrent liabilities	267	520
Total liabilities	9,074	3,965

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2025 and 2024; 3,000 and no shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized at December 31, 2025 and 2024; 904,486 and 684,029 shares issued and outstanding at December 31, 2025 and 2024, respectively	10	10
Additional paid-in capital	162,908	155,452
Accumulated deficit	(166,392)	(148,107)
Total stockholders’ equity (deficit)	(3,474)	7,355
Total liabilities and stockholders’ equity (deficit)	$5,600	$11,320

See accompanying notes to consolidated financial statements.

Corvex, Inc.
(f/k/a Movano Inc.)

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024

Revenue	$433	$1,013

OPERATING EXPENSES:
Cost of revenue	2,273	3,007
Research and development	5,740	11,195
Sales, general and administrative	7,923	11,033
Total costs and expenses	15,936	25,235

Loss from operations	(15,503)	(24,222)

Other income (expense), net:
Interest expense (related party)	(2,965)	—
Interest and other income, net	183	495
Other income (expense), net	(2,782)	495

Net loss and total comprehensive loss	$(18,285)	$(23,727)

Cumulative dividends on Series A preferred stock	(37)	—
Net loss - attributed to common stockholders	$(18,322)	$(23,727)

Net loss per share, basic and diluted	$(21.79)	$(39.39)

Weighted average shares used in computing net loss per share, basic and diluted	840,720	602,333

See accompanying notes to consolidated financial statements.

Corvex, Inc.
(f/k/a Movano Inc.)

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance at December 31, 2023	—	$—	372,322	$6	$127,823	$(124,380)	$3,449
Stock-based compensation	—	—	—	—	3,225	—	3,225
Issuance of common stock in April 2024 sale	—	—	280,690	4	12,890	—	12,894
Issuance of pre-funded warrants in April 2024 sale	—	—	—	—	980	—	980
Issuance of common stock warrants in April 2024 sale	—	—	—	—	8,756	—	8,756
Issuance of common stock warrants	—	—	—	—	60	—	60
Issuance of common stock	—	—	30,750	—	1,680	—	1,680
Issuance of common stock upon exercise of options	—	—	267	—	15	—	15
Vesting of early exercised stock options	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	(23,727)	(23,727)
Balance at December 31, 2024	—	$—	684,029	$10	$155,452	$(148,107)	$7,355
Stock-based compensation	—	—	—	—	2,913	—	2,913
Sale of Series A preferred stock, net of issuance costs	3,000	—	—	—	2,850	—	2,850
Issuance of common stock for cash	—	—	146,091	—	1,606	—	1,606
Issuance of common stock upon exercise of options	—	—	69,629	—	87	—	87
Net exercise of pre-funded warrants	—	—	4,788	—	—	—	—
Effect of rounding upon 2025 reverse stock split	—	—	(51)	—	—	—	—
Net loss	—	—	—	—	—	(18,285)	(18,285)
Balance at December 31, 2025	3,000	$—	904,486	$10	$162,908	$(166,392)	$(3,474)

See accompanying notes to consolidated financial statements.

Corvex, Inc.
(f/k/a Movano Inc.)

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,285)	$(23,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	166
Stock-based compensation	2,913	3,225
Noncash lease expense	(1)	246
Write-down of inventory to net realizable value	785	—
Amortization of debt discount (related party)	2,882	—
Interest expense on bridge loan (related party)	82	—
Non-cash compensation related to common stock warrants issued to strategic advisory group	—	60
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Payroll tax credit	(55)	567
Inventory	(505)	(932)
Prepaid expenses, vendor deposits and other current assets	103	451
Other assets	(17)	(14)
Accounts payable	1,301	(1,096)
Deferred revenue	(24)	(1,216)
Other current and noncurrent liabilities	(596)	(265)
Net cash used in operating activities	(11,268)	(22,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(8)
Net cash used in investing activities	—	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan (related party)	1,500	—
Proceeds from sale of Series A preferred stock	3,000	—
Issuance of common stock, pre-funded warrants and common stock warrants in April 2024 sale, net of issuance costs	—	22,630
Issuance of common stock, net of issuance costs	1,606	1,680
Issuance of common stock upon exercise of stock options	87	15
Net cash provided by financing activities	6,193	24,325

Net increase/(decrease) in cash and cash equivalents	(5,075)	1,784
Cash and cash equivalents at beginning of period	7,902	6,118
Cash and cash equivalents at end of period	$2,827	$7,902

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4	$—
Cash paid for taxes	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of common stock issued upon early exercise	$—	$23
Issuance of common stock warrants in April 2024 sale	$—	$8,756
Right of use asset recorded for operating lease liability	$—	$544
Original issue discount on bridge loan	$3,000	$—
Issuance costs on bridge loan (related party) recorded in accounts payable	$10	$—
Accrued interest on bridge loan (related party) in other current liabilities	$72	$—
Amortization of original issue discount on bridge loan (related party)	$2,882	$—
Costs (in equity) related to sale of Series A preferred stock recorded in accounts payable	$150	$—

See accompanying notes to consolidated financial statements.

Corvex, Inc.
(f/k/a Movano Inc.)

Notes to Consolidated Financial Statements

Note 1 – Business Organization, Nature of Operations

Corvex, Inc. (formerly Movano Inc., dba Movano Health) (the “Company”, “Corvex”, “we”, “us” or “our”), was incorporated in Delaware on January 30, 2018 as Maestro Sensors Inc., changed its name to Movano Inc. (“Movano”) on August 3, 2018, and changed its name to Corvex, Inc. on March 23, 2026 following its previously announced merger (the “Merger”) with Corvex Legacy Holdings, Inc. (formerly known as Corvex, Inc.) (“Corvex OpCo”) as further described below. The Merger was completed on March 19, 2026 in accordance with the terms of the Amended and Restated Agreement and Plan of Merger, dated March 19, 2026 (the “Merger Agreement”), by and among the Company, Thor Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Corvex OpCo. The Merger Agreement amends and restates in its entirety the prior merger agreement between the parties which was entered into and announced on November 6, 2025 (the “Prior Merger Agreement”). The Merger is intended to constitute an integrated transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986 for U.S. federal income tax purposes.

The information included in the Company’s audited consolidated financial statements and the related notes present only the historical operations of the Company prior to the completion of the Merger.

Following the closing of the Merger, the Company will conduct its operations through two primary business divisions. Our AI cloud computing business specializes in GPU-accelerated infrastructure for AI workloads and our healthcare business consists of our wellness ring (formerly referred to as the Evie Ring) (the “Wellness Ring”), a wearable designed specifically for women that was launched in November 2023.

The Company has incurred losses from operations and has generated negative cash flows from operating activities since inception. The Company expects to continue to incur net losses for the foreseeable future as it continues the development of its technology. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Through December 31, 2025, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

Through December 31, 2025, the Company has received gross proceeds of approximately $9.3 million from an at-the-market issuance (ATM) program. The ATM program was terminated in May 2025 upon the expiration of the Company’s Registration Statement on Form S-3 (See Note 9). Additionally, on November 6, 2025, (1) the Company raised $3.0 million in equity capital pursuant to the Series A Subscription Agreement (the “Series A Financing”), (2) the Company entered into a $1.0 billion Equity Facility with Chardan Capital Markets LLC (“Chardan”) pursuant to the ChEF purchase agreement (the “ChEF Purchase Agreement”) (the “Equity Facility”), and (3) Corvex OpCo raised $37.1 million of equity capital in a private placement transaction prior to the closing of the Merger (the “Corvex Concurrent Financing”) (See Note 13). The Company expects to require additional financing to fund its future planned operations. The Company will likely raise additional capital through the issuance of equity, including through sales under the Equity Facility, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $166.4 million as of December 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues. Prior to the events described below, the Company’s ability to continue as a going concern was dependent upon management’s ability to raise additional capital, and the Company believed that its cash and cash equivalents as of December 31, 2025 would not be sufficient to fund its projected operating requirements beyond the first quarter of 2026 without raising further capital or completing a strategic transaction. These conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Subsequent to year end, the Company completed its acquisition of Corvex OpCo, an AI cloud computing company specializing in GPU-accelerated infrastructure for AI workloads, pursuant to the Merger Agreement. Following the Merger, the Company was renamed Corvex, Inc., effective March 23, 2026. As a result of the completion of the Merger, including the anticipated operational and financial benefits and access to additional resources, management has concluded that the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated.

Under the Equity Facility, the Company has the right from time to time to sell to Chardan up to $1,000,000,000 in aggregate gross purchase price of newly issued shares of common stock, subject to having an effective Registration Statement on Form S-1 on file with the SEC covering the sales thereunder and other conditions and limitations as set forth in the ChEF Purchase Agreement, and adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise additional capital, it would be forced to delay, reduce, or eliminate its operations. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in accordance with GAAP.

Reclassification

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or stockholders’ equity/(deficit).

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

2024 Reverse Stock Split

On October 29, 2024, the Company completed a 1-for-15 reverse stock split of its issued and outstanding common stock (the “2024 Reverse Stock Split”). As a result of the reverse stock split, each share of common stock issued and outstanding immediately prior to October 29, 2024 was automatically reclassified and converted into one-fifteenth (1/15th, “2024 Reverse Stock Split Ratio”) of a share of common stock. The 2024 Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2024 Reverse Stock Split resulted in a stockholder of record owning a fractional share. Stockholders of record who were otherwise entitled to receive a fractional share, instead automatically had their fractional shares rounded up to the next whole share. No cash was issued for fractional shares as part of the 2024 Reverse Stock Split.

The 2024 Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s equity plans and grants thereunder, as applicable. Additionally, proportionate adjustments were made to the exercise prices and the number of shares underlying all outstanding warrants, as required by the terms of these securities.

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the 2024 Reverse Stock Split.

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

On October 10, 2025, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock (the “2025 Reverse Stock Split”). As a result of the 2025 Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 10, 2025 was automatically converted into one-10th (1/10X) of a share of common stock. The 2025 Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2025 Reverse Stock Split would result in a stockholder owning a fractional share. In the 2025 Reverse Stock Split, stockholders of record who were otherwise entitled to receive a fractional share, instead received cash in lieu of such fractional share equal to such fraction multiplied by the average of the closing sales prices of the Company’s common stock on the Nasdaq during regular trading hours for the ten consecutive trading days immediately preceding the effective date of the 2025 Reverse Stock Split (with such average closing sales prices being adjusted to give effect to the reverse stock split).

The 2025 Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All outstanding stock options, restricted stock units and warrants entitling their holders to obtain shares of the Company’s common stock were adjusted, as required by the terms of these securities.

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the 2025 Reverse Stock Split.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as a single operating and reportable segment. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, allocates resources and assesses performance based upon consolidated financial information, which includes net loss and comprehensive loss as the reported measure of segment profit or loss. The CODM reviews and utilizes functional expenses (cost of revenue, research and development, and sales, general and administrative) at the consolidated level to manage the Company’s operations. The other segment item included in net loss and comprehensive loss is interest and other income, net which is reflected in the consolidated statements of operations and comprehensive loss. Revenues from the sale of the Wellness Ring have only been generated in the United States. No asset information has been provided for the segment as the CODM does not regularly review asset information:

Year Ended December 31,
(in thousands)	2025

Revenue	$433
Less:
Cost of revenue (1)	2,268
Research and development (1)	4,802
Sales, general and administrative (1)	5,953
Other segment expenses (2)	5,695
Consolidated net loss	$(18,285)

(1)	Excludes stock-based compensation expense. The significant expense categories align with the information that is regularly provided to the CODM.

(2)	Other segment expenses include stock-based compensation expense and interest and other income, net.

Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash primarily in money market funds, commercial paper and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the Company did not hold any short-term investments.

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

Net realizable value (“NRV”) is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company assesses the valuation of inventory and periodically adjusts its value for estimated excess and obsolete inventory. During the year ended December 31, 2025, the Company recorded a $0.8 million charge to write-down inventory to its net realizable value, with the charge reflected in cost of goods sold in the Consolidated Statement of Operations.

Software Development Costs

Costs related to software development are included in research and development expense until the point that technological feasibility is reached, which, for the Company’s product, will be shortly before the product is released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the product. During the years ended December 31, 2025 and 2024, no development costs were capitalized.

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

The Company generates revenue from the sale of Wellness Rings, portable chargers and charging cables, ring sizers, and mobile applications. As part of the purchase, customers also receive customer support and future unspecified software updates. These items are collectively referred to as the Wellness Ring Elements, each of which is distinct and a separate performance obligation.

During the years ended December 31, 2025 and 2024, the Company transferred control of the Wellness Ring Elements to the customers. The Company recognizes revenue when control is transferred to the customer in an amount that reflects the net consideration to which the Company expects to be entitled.

In determining how revenue should be recognized, a five-step process is used which includes identifying the contract, identifying the distinct performance obligations, determining the transaction price, allocating the transaction price to each distinct performance obligation, and determining the timing of revenue recognition for each distinct performance obligation.

For each contract, the Company considers the obligation to transfer the Wellness Ring Elements, each of which are distinct, to be separate performance obligations.

Transaction price for the Wellness Ring Elements reflects the net consideration to which the Company expects to be entitled. Transaction price is based on the sales price. The Company includes an estimate of variable consideration in the calculation of the transaction price at the time of sale. Variable consideration primarily includes product return provisions. The Company classifies the product return provisions as liabilities in the consolidated balance sheet.

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

Revenue associated with the Wellness Ring, portable charger, charging cable, ring sizer, and mobile application performance obligations is recognized upon delivery to customers. The performance obligation for the embedded right to receive, on a when-and-if-available basis, customer support and future unspecified software updates, is recognized to revenue on a straight-line basis over the estimated life of the product and is not material in the periods presented. The Company allocates revenue and any related discounts to these performance obligations based on their relative SSPs. Because the Company lacks observable prices for the undelivered performance obligations, the allocation of revenue is based on the Company’s estimated SSPs.

The Company offers limited rights of return for a 60-day right of return, whereby customers may return the Wellness Ring Elements.

The Company records revenue from the sales of the Wellness Ring Elements upon transfer of control of the distinct Wellness Ring Elements to the customer. The Company typically determines transfer of control for the Wellness Ring Elements based on when the product is delivered, or when the customer has obtained the significant risks and reward of ownership. The future unspecified software updates and customer support that the Company offers are separate performance obligations, and revenue is recognized over time on a ratable basis.

The sales of the Wellness Ring Elements include an assurance warranty.

Contract balances represent amounts presented in the consolidated balance sheets when the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. Customer payments are made up-front upon the purchase of products and services. The Company has no accounts receivable as of December 31, 2025 or December 31, 2024, respectively. There were no contract assets at December 31, 2025 or 2024, respectively.

The Company records a contract liability for deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. Deferred revenue at December 31, 2025 and December 31, 2024 was $12,000 and $36,000, respectively. During the years ended December 31, 2025 and 2024, deferred revenue of $31,000 and $1.3 million, respectively, was recognized in revenue. However, returns during the years ended December 31, 2025 and 2024, offset the recognition of revenue, which resulted in $0.4 million and $1.0 million of revenue during the years ended December 31, 2025 and 2024, respectively.

The Company offers limited rights of return for a 60-day right of return, whereby customers may return the Wellness Ring Elements. The Company’s estimate of future returns requires significant judgement. The Company estimates reserves based on data specific to each reporting period and historical trends to date. The estimate is adjusted each period for actual returns received. The returns reserve is recorded as a reduction of revenue and recognized in other current liabilities. As of December 31, 2025 and December 31, 2024, the balance of product return provisions included in other current liabilities is $21,000 and $0.1 million, respectively.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $0.3 million for the year ending December 31, 2025 and $0.3 million for the year ended December 31, 2024. These costs are included in “Sales, general and administrative expenses” in the accompanying consolidated statements of operations and comprehensive loss.

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

For leases which do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments over a similar term. In determining the estimated incremental borrowing rate, the Company considers relevant banking rates and the Company’s costs incurred for underwriting discounts and financing costs in its previous equity financings. The ROU assets also include any lease payments made and exclude lease incentives. For operating leases, lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components within a contract are generally accounted for separately. Short-term leases of twelve months or less, if any are expensed as incurred which approximates the straight-line basis due to the short-term nature of the leases.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the years ended December 31, 2025 and 2024.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Subtopic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The pronouncement’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted this guidance on a prospective basis in the annual financial statements for the year ending December 31, 2025. As it only requires additional disclosures, this pronouncement will not have a significant impact on the Company’s consolidated financial condition or results of operations.

In November 2024, the FASB issued 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The pronouncement’s amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company adopted this guidance on a prospective basis in the annual financial statements for the year ending December 31, 2025. As it only requires additional disclosures, this pronouncement will not have a significant impact on the Company’s consolidated financial condition or results of operations.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur:

1.	Management has authorized and committed to funding the software project.

2.	It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”).

The amendments in this Update specify that the disclosures in Subtopic 360 10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. Furthermore, the amendments in this Update supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. The amendments in this Update apply to all entities subject to the internal-use software guidance in Subtopic 350-40. The amendments also apply to all entities that account for website development costs in accordance with Subtopic 350-50, Intangibles—Goodwill and Other—Website Development Costs. The amendments in this Update do not affect software costs subject to Subtopic 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed (referred to as “external-use software”). The pronouncement’s amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The guidance may be applied prospectively, retrospectively or a modified transition approach. The Company is currently evaluating the impact of this pronouncement and does not expect that it will have a significant impact on the Company’s consolidated financial condition or results of operations.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity and apply to all entities that provide interim financial statements and notes in accordance with generally accepted accounting principles (GAAP). The amendments in this Update include guidance about what is meant by the phrase interim financial statements and notes in accordance with GAAP, including referencing U.S. Securities and Exchange Commission (SEC) requirements for entities to which those requirements apply. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this pronouncement and does not expect that it will have a significant impact on the Company’s interim financial statements and notes in accordance with GAAP.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements which address a wide variety of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements and are not expected to have a significant effect on current accounting practice or result in significant costs to most entities. The amendments in this Update apply to all reporting entities within the scope of the affected accounting guidance. Thirty-three issues are addressed in this Update. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis and should be applied either (1) Prospectively to all transactions recognized on or after the date that the entity first applies the amendments or (2) Retrospectively to the beginning of the earliest comparative period presented; with the exception of the amendments to Topic 260, Earnings Per Share, related to Issue 4 which should be applied retrospectively to each prior reporting period presented in the period of adoption. The Company is currently evaluating the impact of this pronouncement and does not expect that it will have a significant impact on the Company’s interim financial statements and notes in accordance with GAAP.

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands).

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$2,360	$2,360	$—	$—
Total cash equivalents	$2,360	$2,360	$—	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$7,158	$7,158	$—	$—
Total cash equivalents	$7,158	$7,158	$—	$—

Note 4 – CASH and CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents:
Cash	$467	$744
Money market funds	2,360	7,158
Total cash and cash equivalents	$2,827	$7,902

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

As of December 31, 2025, the carrying amount of the bridge loan was $4.5 million, net of unamortized discount of $0.1 million. Interest expense recognized for the year ended December 31, 2025, was $3.0 million, which includes $2.9 million related to amortization of the original issue discount and $72,000 of accrued and unpaid interest.

The transaction was negotiated directly with the noncontrolling shareholder and was entered into to provide short-term funding; management believes the terms were reasonable under the circumstances.

On November 3, 2025, the Company entered into an amendment (the “First Amendment”) to the Bridge Loan. The First Amendment provided for an extension of the maturity date of the Bridge Loan to November 5, 2025.

On November 6, 2025, the Company entered into a second amendment to the Bridge Loan (the “Second Amendment”). The Second Amendment provides for an extension of the maturity date of the Bridge Loan to March 31, 2026 in exchange for the Company’s agreeing that upon any sale or other disposition of all or substantially all the Company’s assets prior to closing of the Merger, it will be obligated to repay the $1.5 million principal of the Bridge Loan, plus any other outstanding obligations plus a $3.0 million repayment premium. The Second Amendment further provides that if the outstanding obligations under the Bridge Loan are not satisfied prior to Closing, the Company’s intellectual property and other assets associated with its business prior to Closing will be transferred to the Lender in full satisfaction of such obligations. As a result, the remaining unamortized original issue discount was amortized using the effective interest method over the amended term ending March 31, 2026. The effective interest rate as of the modification date was approximately 14.71%. No additional proceeds were received in connection with either amendment.

On March 19, 2026, the Company entered into a third amendment to the Bridge Loan (the “Third Amendment”). The Third Amendment provides for an extension of the maturity date of the Bridge Loan to June 30, 2026 in exchange for the Company’s agreeing that upon any sale or other disposition of all or substantially all the Company’s legacy assets, it will be obligated to repay the $1.5 million principal of the Bridge Loan, plus any other outstanding obligations plus a $3.0 million repayment premium and any other proceeds from the sale of such legacy assets. The Third Amendment further provides that if the outstanding obligation under the Bridge Loan has not been paid and the Company has not sold the legacy assets by the maturity date, the Company would transfer such assets to the lender on the maturity date in full satisfaction of the debt. As a result, the remaining unamortized original issue discount will be amortized using the effective interest method over the amended term ending June 30, 2026. No additional proceeds were received in connection with either amendment (See Note 16).

Note 6 – BALANCE SHEET COMPONENTS

Inventory, as of December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$1,766	$1,845
Finished goods	—	201
Total inventory	$1,766	$2,046

Property and equipment, net, as of December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31,
	2025	2024
Office equipment and furniture	$260	$260
Software	144	144
Test equipment	310	310
Total property and equipment	714	714
Less: accumulated depreciation	(613)	(501)
Total property and equipment, net	$101	$213

Total depreciation and amortization expense related to property and equipment for the years ended December 31, 2025 and 2024 was approximately $112,000 and $130,000, respectively.

Note 7 – Other Current Liabilities

Other current liabilities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation	$133	$324
Accrued research and development	110	235
Accrued vacation	78	307
Lease liabilities, current portion	253	186
Accrued interest on bridge loan (related party)	72	—
Other	290	341
	$936	$1,393

Note 8 – PREFERRED Stock

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

The Series A Stock will convert at the option of the holder in accordance with the terms of the Certificate of Designations. Holders of Series A Preferred Stock are entitled to dividends at an annual rate equal to 8.0% of the Original Series A Issue Price per share, calculated on a 360-day year, compounding annually. Dividends accrue and accumulate from the Original Issue Date, whether or not declared. The number of shares of Company common stock to which a holder of Series A Stock shall be entitled to receive upon conversion shall be equal to the Stated Value (as defined in the Certificate of Designations) of the Series A Stock being converted plus accrued and unpaid dividends divided by $5.50 (with any fractional shares being rounded up to the nearest whole share). The 3,000 outstanding shares of Series A Preferred Stock are convertible into 545,456 shares of common stock, plus an additional 6,666 shares based on dividends in arrears as of December 31, 2025. Dividend expense for the year ended December 31, 2025 was $37,000. The terms of the Series A Stock include a beneficial ownership limitation pursuant to which the Company is not permitted to effect any conversion of Series A Stock held by a holder to the extent that after giving effect to such issuance the holder and its affiliates would beneficially own in excess of 19.99% of the outstanding shares of common stock, unless stockholder approval has been obtained prior thereto as required under the rules and regulations of Nasdaq.

Note 9 – Common Stock

As of December 31, 2025 and 2024, the Company was authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2025 and 2024, 904,486 and 684,029 shares were outstanding, respectively.

On July 9, 2024, the Company filed a Certificate of Amendment to its Third Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 150,000,000 to 500,000,000 shares.

On October 29, 2024, the Company completed a 1-for-15 reverse stock split of its issued and outstanding common stock. As a result of the 2024 Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 29, 2024 was automatically reclassified and converted into one-fifteenth (1/15th) of a share of common stock.

On October 10, 2025, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock. As a result of the 2025 Reverse Stock Split, each share of common stock issued and outstanding immediately prior to October 10, 2025 was automatically reclassified and converted into one-tenth (1/10th) of a share of common stock.

April 2024 Issuance of Common Stock

On April 2, 2024, the Company entered into a securities purchase agreement for the private placement of an aggregate of 301,584 units with each unit consisting of (1) one share of the Company’s common stock or at the election of the purchaser, a pre-funded warrant to purchase one share of common stock, and (2) one warrant to purchase one share of common stock. The purchase price paid for each unit was $80.00. Certain directors and officers participated in the transaction and purchased 1,918 of the units at an offering price of $84.80 per unit.

The gross proceeds of the April 2024 Private Placement were approximately $24.1 million, before deducting offering fees and expenses of approximately $1.5 million. The April 2024 Private Placement closed on April 5, 2024. Common stock shares of 280,690 were issued.

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

In June 2024, the Company replaced B. Riley Securities with Jones Trading as the Sales Agent for the Issuance Agreement.

During the year ended December 31, 2025, the Company issued and sold an aggregate of 146,091 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $12.00 per share and received net proceeds of $1.6 million. During the year ended December 31, 2024, the Company issued and sold an aggregate of 30,583 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $61.90 per share and received net proceeds of $1.7 million. As of December 31, 2025, the Issuance Agreement had been terminated as a result of the expiration of the Company’s Registration Statement on Form S-3.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at December 31, 2025 is summarized as follows:

December 31,
2025
Conversion of Series A preferred stock	552,122
Warrants to purchase common stock	345,461
Stock options outstanding	439,456
Stock options available for future grants	143,887
Total	1,480,926

ChEF Equity Facility

On November 6, 2025, the Company entered into a ChEF Purchase Agreement and CHEF registration rights agreement (the “ChEF Registration Rights Agreement”), each with Chardan related to a “ChEF,” Chardan’s committed equity facility.

Pursuant to the ChEF Purchase Agreement, the Company has the right from time to time to sell to Chardan up to the lesser of (i) $1,000,000,000 in aggregate gross purchase price of newly issued shares of Company common stock, and (ii) the Exchange Cap (as defined below), subject to certain conditions and limitations set forth in the ChEF Purchase Agreement. The Company is under no obligation to sell any securities to Chardan under the ChEF Purchase Agreement. Sales of Company common stock to Chardan under the ChEF Purchase Agreement, and the timing of any sales, will be determined by the Company from time to time. Under the applicable rules and regulations of Nasdaq, in no event may the Company issue to Chardan under the ChEF Purchase Agreement more than 19.99% of the shares of the Company common stock outstanding immediately prior to the execution of the ChEF Purchase Agreement (the “Exchange Cap”), unless the Company’s stockholders have approved the issuance of Company common stock pursuant to the ChEF Purchase Agreement in excess of the Exchange Cap in accordance with the applicable rules and regulations of Nasdaq or such approval is not required in accordance with the applicable rules and regulations of Nasdaq or otherwise because the average price of all applicable sales of Company common stock to Chardan pursuant to the ChEF Purchase Agreement equals or exceeds $5.30 per share, which represents the “Nasdaq Minimum Price” as of the date of the execution of the ChEF Purchase Agreement.

Note 10 – Common Stock Warrants

Preferred A and B Placement Warrants

During May 2024, the Board approved the amendment of 1,957 Preferred A Placement Warrants and 3,098 Preferred B Placement Warrants to extend the maturity to April 2025. The maturity of the Series A Placement Warrants were previously extended by amendment in February 2023, September 2023, and November 2023. The Company assessed the accounting treatment of the warrant amendments and determined that the amendments are modifications for accounting purposes. The Company determined the modifications had an insignificant impact on the consolidated financial statements.

January and February 2023 Warrants

In connection with the sale of common stock during January and February 2023, the Company issued warrants to purchase shares of common stock to common stockholders and to the underwriter for 15,480 and 2,322 shares, respectively. The warrants are exercisable upon issuance at $235.50 per share and have a 5-year term.

Beginning with the one-year anniversary of the issuance dates, the Company may redeem the outstanding warrants in whole or in part at $37.50 per warrant at any time after the date on which (i) the closing price of the Company’s common stock has equaled or exceeded $730.50 for ten consecutive trading days and (ii) the daily trading volume of the Company’s common stock has exceeded 667 shares on each of ten trading days. A minimum of thirty days prior written notice of redemption is required.

August 2023 Warrants

In August 2023, the Company issued warrants to purchase 1,345 shares of common stock to a third-party professional services firm.

April 2024 Pre-funded and Common Stock Warrants

On April 2, 2024, the Company entered into a securities purchase agreement for the private placement of an aggregate of 301,584 units with each unit consisting of (1) one share of the Company’s common stock or at the election of the purchaser, a pre-funded warrant to purchase one share of common stock, and (2) one warrant to purchase one share of common stock. The purchase price paid for each unit was $80.00. Certain directors and officers participated in the transaction and purchased 1,918 of the units at an offering price of $84.80 per unit.

Pre-funded warrants totaling 20,994 shares were issued. Each pre-funded warrant has an exercise price equal to $0.15 per share or calculated pursuant to the cashless exercise provision. The pre-funded warrants were immediately exercisable on the date of issuance and do not expire.

Warrants totaling 301,584 shares were issued. Each warrant that was issued to holders other than the Company’s officers and directors has an exercise price equal to $61.10 per share or calculated pursuant to the cashless exercise provision. The warrants issued to the Company’s officers and directors have an exercise price equal to $66.00 or calculated pursuant to the cashless exercise provision. The warrants were exercisable immediately and expire on the fifth anniversary of the initial exercise date of the warrant. After April 4, 2025, the warrants may be redeemed in whole or in part at the option of the Company with at least thirty days’ notice to the holder of the warrant, which notice may not be given before, but may be given at any time after the date on which (i) the closing price of the Company’s common stock has equaled or exceeded $750.00 for ten consecutive trading days and (ii) the daily trading volume of the common stock has exceeded 667 shares on each of such ten trading days. The redemption price is $3.80 per warrant share.

August 2024 Common Stock Warrants

On August 14, 2024, in connection with a strategic advisory agreement, the Company issued warrants to purchase 2,211 shares of the Company’s common stock (the “August 2024 Warrants”). The August 2024 Warrants have a five-year term and an exercise price of $61.10 per share. The August 2024 Warrants may be exercised at any time prior to the expiration date of August 14, 2029. Each outstanding August 2024 Warrant not exercised on or before the expiration date will become void. The August 2024 Warrants are not subject to restrictions on transfers and each holder is permitted to transfer the August 2024 Warrants. The August 2024 Warrants can be exercised on a cashless basis at the option of the holder.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2025 and 2024.

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2024	Granted	Exercised	Canceled/ Expired	Outstanding, December 31, 2025	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$210.00	1,957	—	—	(1,957)	—	April 2025
Preferred B Placement Warrants	April 2019	$315.00	3,098	—	—	(3,098)	—	April 2025
Convertible Notes Placement Warrants	August 2020	$385.50	1,146	—	—	(1,146)	—	August 2025
Underwriter Warrants	March 2021	$900.00	6,380	—	—	—	6,380	March 2026
January 2023 warrants	January 2023	$235.50	15,480	—	—	—	15,480	January 2028
February 2023 warrants	February 2023	$235.50	2,322	—	—	—	2,322	February 2028
August 2023 warrants	August 2023	$186.00	1,345	—	—	—	1,345	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.15	20,994	—	(4,855)	—	16,139	April 2029
April 2024 warrants	April 2024	$61.10	301,584	—	—	—	301,584	April 2029
August 2024 warrants	August 2024	$61.10	2,211	—	—	—	2,211	August 2029
			356,517	—	(4,855)	(6,201)	345,461

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2023	Granted	Exercised	Canceled/ Expired	Outstanding, December 31, 2024	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$210.00	1,957	—	—	—	1,957	April 2025
Preferred B Placement Warrants	April 2019	$315.00	3,098	—	—	—	3,098	April 2025
Convertible Notes Placement Warrants	August 2020	$385.50	1,146	—	—	—	1,146	August 2025
Underwriter Warrants	March 2021	$900.00	6,380	—	—	—	6,380	March 2026
January 2023 warrants	January 2023	$235.50	15,480	—	—	—	15,480	January 2028
February 2023 warrants	February 2023	$235.50	2,322	—	—	—	2,322	February 2028
August 2023 warrants	August 2023	$186.00	1,345	—	—	—	1,345	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.15	—	20,994	—	—	20,994	April 2029
April 2024 warrants	April 2024	$61.10	—	301,584	—	—	301,584	April 2029
August 2024 warrants	August 2024	$61.10	—	2,211	—	—	2,211	August 2029
			31,728	324,789	—	—	356,517

Warrants Classified as Equity

All of the Company’s outstanding warrants are classified as equity instruments since they do not meet the characteristics of a liability or a derivative and are recorded at fair value on the date of issuance.

January and February 2023 Warrants

The warrants are classified as an equity instrument because they are both indexed to the Company’s own stock and classified in stockholders’ equity. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified in equity. The fair value at the issuance date was calculated utilizing the Monte Carlo univariate pricing model, which simulates a distribution of stock prices for the Company throughout the remaining performance period, based on certain assumptions of stock price behavior.

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

The major inputs were:

Issuance
Date

Dividend yield	—%
Expected volatility	60.83%
Risk-free interest rate	3.54%
Expected life	5.0 years
Valuation date common stock price	$208.50

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

Note 11 – Stock-based Compensation

2019 Equity Incentive Plan

Effective as of November 18, 2019, the Company adopted the 2019 Omnibus Incentive Plan (“2019 Plan”) administered by the Board. The 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, and restricted stock awards, for the purchase of up to a total of 26,667 shares of the Company’s common stock to employees, directors, and consultants and replaces the previous plan. The Board or a committee of the Board has the authority to determine the amount, type, and terms of each award. The options granted under the 2019 Plan generally have a contractual term of ten years and a vesting term of four years with a one-year cliff. The exercise price for options granted under the 2019 Plan must generally be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board. The incentive stock options granted under the 2019 Plan to 10% or greater stockholders must have an exercise price at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board, and have a contractual term of ten years.

As of March 25, 2021, the 2019 Plan was amended and restated as a result of which the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan was increased from 40,000 to 49,333.

On April 15, 2022, the Board approved, subject to stockholder approval, an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan from 49,333 to 89,333. On June 21, 2022, the stockholders approved this increase.

On May 15, 2024, the Board approved, subject to stockholder approval, an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan from 89,333 to 156,000. On July 9, 2024, the stockholders approved this increase.

On November 10, 2025, the Board approved, subject to stockholder approval, an increase in the aggregate number of shares of common stock that may be issued pursuant to the 2019 Plan from 156,000 to 656,000. On December 16, 2025, the stockholders approved this increase.

As of December 31, 2025, the Company had 132,869 shares available for future grant under the 2019 Plan.

2021 Employment Inducement Plan

On September 15, 2021, the Company’s Board adopted the Movano, Inc. 2021 Inducement Award Plan (the “Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s Board, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 13,333 shares of the Company’s common stock have been reserved for issuance under the Inducement Plan.

As of December 31, 2025, the Company had 11,018 shares available for future grant under the Inducement Plan.

Stock Options

Stock option activity for the years ended December 31, 2025 and 2024 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2023	49,656	$319.50	7.1 years	$726
Granted	29,195	$70.40
Exercised	(267)	$57.00
Cancelled	(6,444)	$329.30
Outstanding at December 31, 2024	72,140	$219.80	7.2 years	$11
Granted	447,589	$1.74
Exercised	(69,629)	$1.25
Cancelled	(10,644)	$262.65
Outstanding at December 31, 2025	439,456	$31.57	1.1 years	$2,624

Exercisable as of December 31, 2025	430,986	$30.22	1.0 years	$2,624

Vested and expected to vest as of December 31, 2025	439,456	$31.57	1.1 years	$2,624

The weighted-average grant date fair value of options granted during the years ended December 31, 2025, and 2024 was $4.66 and $35.70 per share, respectively. During the years ended December 31, 2025 and 2024, 69,629 and 267 options were exercised for proceeds of $87,100 and $15,200, respectively. The fair value of the 447,388 and 35,779 options that vested during the years ended December 31, 2025, and 2024 was approximately $2.8 million and $3.2 million, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024

Dividend yield	—%	—%
Expected volatility	70.98%	52.04%
Risk-free interest rate	4.04%	4.27%
Expected life	0.85 years	4.96 years

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

Expected Term — The expected term represents the period that the Company’s stock options are expected to be outstanding. The expected term of option grants that are considered to be “plain vanilla” are determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For other option grants not considered to be “plain vanilla,” the Company determined the expected term to be the contractual life of the options. We applied the simplified method to all options granted during the year that had a ten-year expiration period. However, for the NSOs granted on November 3, 2025, which originally expired on December 31, 2025 but were extended to March 31, 2026 before the balance sheet date, we used their contractual life in our calculations.

Forfeiture Rate — The Company recognizes forfeitures when they occur.

The Company has recorded stock-based compensation expense for the years ended December 31, 2025 and 2024 related to the issuance of stock option awards to employees and nonemployees in the consolidated statement of operations and comprehensive loss as follows:

	Year Ended December 31,
	2025	2024
Cost of revenue	$5	$41
Research and development	305	1,108
Sales, general and administrative	1,102	2,076
	$1,412	$3,225

As of December 31, 2025, unamortized compensation expense related to unvested stock options was approximately $47,000, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units

During the year ended December 31, 2025, the Company granted 171,806 RSUs to Employees (“Employee RSUs”) for the period from May 1, 2025 to December 31, 2025, which vest over that period based upon continued service. The Company also granted 40,849 RSUs to Directors (“Director RSUs”) for the period from October 1, 2024 to December 31, 2025, which vest immediately on the grant date.

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

On October 1, 2025, the Company granted 51,258 RSUs to employees for the period from October 1, 2025, to December 31, 2025. The Company also granted 10,549 RSUs to Directors for the period from October 1, 2025, to December 31, 2025. The awards were to be converted into shares on the earlier of (a) the date of a Change of Control, (b) promptly following the date of grantee’s separation of service, and (c) December 31, 2025.

On November 5, 2025, the Company cancelled all 171,806 RSUs previously granted to employees and all 40,849 RSUs previously granted to directors, and, as replacement therefor, issued 238,992 Nonqualified Stock Options (“NSOs”) to employees and 61,250 NSOs to directors which vest immediately on the grant date. The Company also granted an additional 80,000 NSOs to employees and 61,000 NSOs to directors, which vest immediately on the grant date. The grants covered a total of 441,242 shares of common stock, at an exercise price of $1.25 per share. The replacement awards increased the fair value of the awards held by the employees and directors by $0.4 million, which was recognized as additional compensation expense in fiscal year 2025. Total share-based compensation cost as of the issuance date of the NSOs was $1.9 million.

The following table summarizes the activity related to the Company’s restricted stock units (“RSUs”):

	Number of RSUs Outstanding	Number of RSUs Vested	Weighted Average Grant Date Fair Value
Balance, December 31, 2024	—	—	$—
Granted	212,655	—	$7.06
Vested	—	178,483	$7.25
Vested and converted to shares	—	—	$—
Forfeited or cancelled	(212,655)	(178,483)	$7.06
Balance, December 31, 2025	—	—	$—

The Company has recorded stock-based compensation expense for the years ended December 31, 2025 and 2024 related to the issuance of RSUs to employees and nonemployees in the consolidated statement of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$—	$—
Research and development	633	—
Sales, general and administrative	868	—
	$1,501	$—

Note 12 – Commitments and Contingencies

Operating Leases

As of December 31, 2025, the Company has lease agreements for the Corporate headquarters and laboratory space.

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

The balances of the lease related accounts as of December 31, 2025 and 2024 are as follows (in thousands):

	As of December 31,
Operating and Finance leases	2025	2024
Right-of-use assets	$415	$600
Operating lease liabilities - Short-term	$235	$169
Operating lease liabilities - Long-term	$267	$502
Finance lease liabilities - Short-term	$18	$17
Finance lease liabilities - Long-term	$—	$18

Right-of-use assets are included in other assets on the consolidated balance sheets. The short-term lease liabilities and the long-term lease liabilities are included in other current liabilities and other noncurrent liabilities, respectively, on the consolidated balance sheets.

The components of lease expense and supplemental cash flow information as of and for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024

Lease Cost:
Operating lease cost	$257	$238

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended	$285	$268
Weighted average remaining lease term - operating leases (in years)	2.00	3.00
Average discount rate - operating leases	10.00%	10.00%
Weighted average remaining lease term - financing leases (in years)	0.90	2.10
Average discount rate - financing leases	15.08%	15.08%

Future minimum lease payments are as follows as of December 31, 2025 (in thousands):

2026	$290
2027	280
Total lease payments	570
Less: Interest	(50)
Total lease liabilities	$520

Litigation

From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management is not currently aware of any matters that may have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

Following a final order issued by the Trademark Trial and Appeal Board (“TTAB”) of the United States Patent and Trademark Office sustaining the opposition of Allora Health, Inc. d/b/a EVVY (“EVVY”) to the Company’s registration of its EVIE mark for two of the three classes of products challenged, and the Company’s subsequent receipt of a cease and desist letter from EVVY relating to its use of the EVIE mark, the Company has paused all commercial sales of its Wellness Ring product marketed under the EVIE name.

As a result of these developments, the Company recorded a write-down of inventory related to the Wellness Ring to its estimated net realizable value during the period. The amount of the write-down was recognized in cost of goods sold in the accompanying financial statements.

The Company is currently evaluating its legal and strategic options, including potential rebranding, modification of marketing practices, or pursuing legal remedies. At this time, the Company is unable to determine the likelihood of any additional loss or to reasonably estimate the amount or range of potential additional loss, if any, associated with this matter. Accordingly, no additional accrual for loss has been recorded beyond the inventory write-down.

The Company will continue to monitor developments related to this matter and will record an additional liability if and when it is determined that a loss is both probable and reasonably estimable in accordance with ASC 450, Contingencies. There can be no assurance that this matter will not have a material adverse effect on the Company’s business, financial condition, or results of operations in future periods (See Note 16).

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

No amounts associated with such indemnifications have been recorded as of December 31, 2025.

Non-cancelable Obligations

One of the Company’s contract manufacturers purchased raw materials for the benefit of the Company of $0.3 million at December 31, 2025 for which title to such materials had not transferred to the Company. The Company did not have any other non-cancelable contractual commitments as of December 31, 2025.

Royalty Commitments

The Company is required to make certain usage-based royalty payments to a vendor. The royalty amount is calculated based on the number of Wellness Rings shipped, as adjusted for returns and refunds to customers, and the number of specified algorithms developed by the vendor that are included on the Wellness Rings. The maximum amount of the royalty commitment is approximately $6.1 million, and the amount of the research and development expenses paid to the vendor will reduce the total royalty commitment amount. Through December 31, 2025, the Company has paid research and development expenses of approximately $0.9 million to the vendor. The amount of the royalty calculation for the years ended December 31, 2025 and 2024 was not significant.

NOTE 13 – MERGER AGREEMENT

On November 6, 2025, the Company entered into the Prior Merger Agreement, by and among the Company, Merger Sub and Corvex OpCo, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Corvex OpCo, with Corvex OpCo continuing as a wholly-owned subsidiary of the Company and the surviving company of the Merger.

Under the Exchange Ratio formula in the Prior Merger Agreement, based upon a valuation for Corvex OpCo of $250.0 million, and a valuation for the Company of $10.0 million, upon the closing of the Merger (the “Closing”), on a pro forma basis and prior to taking into account (1) shares issuable by the Company pursuant to the Series A Subscription Agreement and the ChEF Purchase Agreement and (2) shares issuable by Corvex OpCo in connection with the Corvex Concurrent Financing, based upon the number of shares of Company common Stock expected to be issued in the Merger, pre-Merger Corvex OpCo stockholders would own approximately 96.2% of the combined company and pre-Merger Company stockholders would own approximately 3.8% of the combined company, in each case, on a fully-diluted basis (excluding out-of-the money options and warrants). Under the Exchange Ratio formula in the Merger Agreement, the relative ownership of the combined company by pre-Merger Corvex OpCo stockholders and pre-Merger Company stockholders will be adjusted to take into account funds raised in the Series A Purchase Agreement, the ChEF Purchase Agreement and the Corvex Concurrent Financing (based on a $6.25 post-Closing per share value). In addition, the Merger Agreement includes an earnout provision under which Corvex’s OpCo former stockholders and option holders would receive additional shares upon (1) the Company’s volume weighted average share price exceeding $15.00 per share for 20 of any 30 consecutive trading days on or before the fifth anniversary of the Closing and (2) the Company’s volume weighted average share price exceeding $25.00 per share for 20 of any 30 consecutive trading days on or before the seventh anniversary of the Closing.  On a pro forma basis assuming all such shares are issued and prior to taking into account shares issuable pursuant to the Series A Purchase Agreement, the ChEF Purchase Agreement and the Corvex Concurrent Financing, pre-Merger Corvex OpCo stockholders would own approximately 96.9% of the combined company and pre-Merger Company stockholders would own approximately 3.1% of the combined company, in each case, on a fully-diluted basis (excluding out-of-the money options and warrants). In addition, pursuant to the Merger Agreement, the relative ownership of the combined company by pre-Merger Corvex OpCo stockholders and pre-Merger Company stockholders is subject to adjustment in the event that the Company’s liabilities at Closing exceed $5.0 million or its expenditures through Closing exceed an agreed-upon budget.

Pursuant to the Merger Agreement, prior to Closing, the Company is permitted to market for sale its current operating assets and to the extent it is able to sell such assets and realize net proceeds after paying the balance due under the Loan Agreement (See Note 5), and satisfying certain other reserve requirements, the Company is permitted to distribute such net proceeds to pre-merger Company stockholders at Closing.

On March 19, 2026, the Company entered into the Merger Agreement, which amends and restates in its entirety the Prior Merger Agreement, pursuant to which it completed its acquisition of Corvex OpCo (See Note 16).

NOTE 14 – INCOME TAXES

For the years ended December 31, 2025 and 2024, no U.S. provision or benefit for income taxes was recorded, respectively, and an insignificant amount of Ireland provision for income taxes for the years ended December 31, 2025 and 2024, respectively, was offset by credits.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal rate as follows:

	Year Ended December 31,
	2025	2024

US federal provision (benefit):
At Statutory rate	21%	21%
Valuation allowance	(15)%	(19)%
Tax Credits	(5)%	0%
Changes in stock-based compensation, fair value of warrants and derivative liability and interest expense for convertible promissory notes	0%	(2)%
Other	(1)%	0%
Effective tax rate	—	—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024

Gross deferred tax assets:
Net operating loss carryforwards	$22,094	$17,148
Research and development credit carryforward	1,434	2,701
Capitalized research and development	5,162	7,117
Accrued bonus	15	59
Stock-based compensation	1,854	1,392
Lease liabilities	114	158
Other	175	25
Total gross deferred tax assets	30,848	28,600
Less valuation allowance	(30,741)	(28,477)
Total net deferred tax assets	107	123

Deferred tax liabilities:
Property and equipment	(16)	(19)
Right-of-use assets	(91)	(104)
Total deferred tax liabilities	(107)	(123)

Net deferred tax assets	$—	$—

During 2025 and 2024, the Company has maintained a valuation allowance against the net deferred tax assets due to the uncertainty surrounding the realization of those assets. The Company periodically evaluates the recoverability of the deferred tax assets and, when it is determined to be more-likely-than-not that the deferred tax assets are realizable, the valuation allowance is reduced. The valuation allowance increased by approximately $2.3 million and $5.4 million during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company has federal net operating loss carryforwards of approximately $105.1 million and $82.7 million, respectively, all of which do not expire. The net operating loss carryforwards may be available to offset future taxable income for income tax purposes.

As of December 31, 2025 and 2024, the Company has federal research and development (“R&D”) credit carryforwards of approximately $1.2 million and $3.0 million, respectively. The federal R&D credits begin to expire in 2039.

As of December 31, 2025 and 2024, the Company has California R&D credit carryforwards of approximately $1.1 million and $1.8 million, respectively. The California R&D credits do not expire.

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

Total gross unrecognized tax benefit liabilities as of December 31, 2025 and 2024 were approximately $1.0 million and $2.1 million, respectively, related to Federal and California R&D credits. As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits, which, if recognized would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision (benefit) in the statements of operations and comprehensive loss. The Company had no accrued interest and penalties related to unrecognized tax benefits as of December 31, 2025.

The following is a rollforward of the total gross unrecognized tax benefits for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024

Beginning Balance	$2,078	$1,234
Gross Increases - Tax Position in Prior Periods	—	423
Gross Decreases - Tax Positions in Prior Periods	(1,267)	—
Gross Increases - Tax Position in Current Period	—	421

Ending Balance	$811	$2,078

All tax years remain subject to examination by the U.S. federal and state taxing authorities due to the Company’s net operating losses and R&D credit carryforward. There are currently no pending income tax examinations.

For financial reporting purposes, Income (Loss) before provision for income taxes, includes the following components for the year ended December 31, 2025 (in thousands):

Year Ended December 31,
2025

Domestic	$(18,490)
Foreign	205

Income / (Loss) before Income Taxes	$(18,285)

Note 15 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table computes the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2025 and 2024 is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss - attributed to common stockholders	$(18,322)	$(23,727)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	840,720	602,333

Net loss per share, basic and diluted	$(21.79)	$(39.39)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024 because including them would have been antidilutive are as follows:

	Year Ended December 31,
	2025	2024
Shares subject to conversion of Series A preferred stock	552,122	—
Shares subject to options to purchase common stock	439,456	72,140
Shares subject to warrants to purchase common stock	329,322	335,523
Total	1,320,900	407,663

For the years ended December 31, 2025 and 2024, pre-funded warrants of 16,139 and 20,994 shares, respectively, are not included in in the table above as those warrants are already included in the calculation of weighted average shares used in computing net loss per share, basic and diluted.

Note 16 – SUBSEQUENT EVENTS

January 2026 Grant of RSUs

On January 2, 2026, the Company granted 55,145 RSUs to Employees (“Employee RSUs”) for the period from January 1, 2026, to March 31, 2026, which vest over that period based upon continued service. The Company also granted 30,097 RSUs to Directors (“Director RSUs”) for the period from January 1, 2026, to June 30, 2026, which vest immediately on the grant date. The terms of the awards provided that they would be converted into shares on the earlier of (a) the date of a change of control, (b) promptly following the date of grantee’s separation of service, and (c) December 31, 2026. Such awards were converted into 76,423 shares on March 20, 2026 following the closing of the Merger and the termination of certain employee recipients. The remaining 8,819 unvested RSUs were cancelled.

The Company measures the fair value of Employee RSUs and Director RSUs on the grant date of the award. For the Employee RSUs, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For Director RSUs stock-based compensation expense is recognized immediately. Total share-based compensation cost as of the issuance date of the Employee RSUs was $0.5 million, and $0.3 million for the Director RSUs.

March 2026 Grant of RSUs and Options

On March 18, 2026, the Company granted 200,000 options (the “Fairbairn NQOs”) and 100,000 restricted stock units (the “Fairbairn RSUs”) to Emily Fairbairn in recognition of her taking on the role of lead independent director under the Corvex Plan. The exercise price per share of the Fairbairn NQOs shall be the closing price of the Common Stock on the Grant Date, which was $15.09, and such option shall vest and become exercisable in three equal annual installments. The Fairbairn RSUs shall be granted on the date of approval of the Corvex Plan and shall vest and settle in three equal annual installments on the anniversary of the grant date.

On March 18, 2026, the Company granted J. Cogan, CFO 37,000 RSUs under the Movano 2019 Incentive Plan (the “Cogan RSUs”). Of the 37,000 Cogan RSUs, 20,000 RSUs vest in full upon the earlier of (1) June 30, 2026 and (2) termination without Cause, and the remaining 17,000 Cogan RSUs vest in six monthly installments beginning on July 31, 2026 and ending on December 31, 2026.

The Company measures the fair value of RSUs on the grant date of the award. For the Options and RSUs, stock-based compensation expense is recognized on a straight-line basis over the requisite service period beginning on the grant date. Total share-based compensation cost as of the issuance date of the Cogan RSUs was $0.6 million. Total share-based compensation cost as of the issuance date of the Fairbairn NQOs was $1.7 million.

Evie Trademark Opposition

On December 3, 2025, the Trademark Trial and Appeal Board (“TTAB”) of the United States Patent and Trademark Office entered a final order sustaining Allora Health, Inc. d/b/a EVVY’s (“EVVY”) opposition to the Company’s registration of its EVIE mark for two of the three classes of products challenged by EVVY. On February 23, 2026, the Company received a cease and desist letter from EVVY relating to the Company’s use of its EVIE Mark.

In response, the Company has suspended sales of the affected products and initiated actions to rebrand and repackage such products under a new trademark. As a result of these actions, the Company determined that certain inventory on hand as of December 31, 2025 could not be sold in its current form and recorded a write-off of approximately $0.7 million during the year ended December 31, 2025.

The Company is currently evaluating the full financial and operational impact of this matter, including costs associated with repackaging, potential supply chain disruptions, and the timing of resuming sales.

The Company does not currently expect the resolution of this matter to result in additional material losses beyond those described above; however, the ultimate impact could differ from current estimates.

Acquisition of Corvex OpCo

On March 19, 2026, the Company completed its acquisition of Corvex OpCo, an AI cloud computing company specializing in GPU-accelerated infrastructure for AI workloads, pursuant to the Merger Agreement. Following the Merger, the Company was renamed Corvex, Inc., effective March 23, 2026.

As consideration for the acquisition, the Company issued to the former securityholders of Corvex OpCo (i) 240.562 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), which such shares of Series B Preferred Stock, on an as-converted basis, represented no more than 19.9% of the outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) immediately prior to the Closing, (ii) 23,551.5195 shares of Series C Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) and 30,227.0524 shares of Series D Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”).

Each share of Series B Preferred Stock will automatically convert into 1,000 shares of Common Stock on March 31, 2026. Subject to and contingent upon the affirmative vote of a majority of the shares of Common Stock present or represented and entitled to vote at a meeting of stockholders of Company to approve, for purposes of the Nasdaq Listing Rules, the issuance of shares of Common Stock to the former stockholders of Corvex OpCo upon conversion, (1) each share of Series C Preferred Stock will automatically convert into 1,000 shares of Common Stock and (2) each share of Series D Preferred Stock will be convertible into 1,000 shares of Common Stock, subject to certain beneficial ownership limitations.

Pursuant to the Merger Agreement, the Company declared a stock dividend payable to holders of outstanding shares of Common Stock of 0.358 share of Common Stock for every share of outstanding Common Stock (collectively, the “Stock Dividend”). The Stock Dividend will be issuable to stockholders of record at the close of business on March 30, 2026 and will be distributed and allocated on April 6, 2026.

As discussed above in Note 5, the Company previously entered into the First Amendment and Second Amendment to the Loan Agreement. On March 19, 2026, the Company and Lender entered into a third amendment to the Loan Agreement (the “Third Amendment”). Under the Third Amendment, the maturity date of the Loan Agreement was extended to June 30, 2026. No additional proceeds were received in connection with either amendment.

In connection with the closing of the Merger and pursuant to the Merger Agreement, the Company cancelled all outstanding and out-of-the-money stock options. A total of 67,843 stock options were cancelled on March 19, 2026.

In connection with the closing of the Merger, the Company extended the exercise period of its discounted option awards from March 15, 2026 to June 30, 2026. The Company assessed the accounting treatment of the extension and determined that the extension was a modification for accounting purposes. The Company determined the modification had an insignificant impact on the consolidated financial statements.

The acquisition will be accounted for as a business combination under ASC 805. Due to the proximity of the acquisition date to the issuance of these financial statements, the initial accounting for the business combination is incomplete. The Company has not yet completed the valuation of the consideration transferred, the identification and valuation of identifiable assets acquired and liabilities assumed, or the related purchase price allocation. Based on preliminary analyses, the Company expects that the fair value of the identifiable net assets acquired will exceed the total purchase consideration, resulting in a gain on bargain purchase. In accordance with ASC 805, the Company will reassess whether all assets and liabilities have been identified and appropriately valued before finalizing any such gain. The purchase price allocation is expected to be completed during the measurement period, which will not exceed one year from the acquisition date, and the Company expects to recognize the results of the purchase price allocation in its condensed consolidated financial statements for the three months ending March 31, 2026.

The acquisition was completed subsequent to December 31, 2025, and, accordingly, the accompanying consolidated financial statements for the year ended December 31, 2025 do not include the results of operations or financial position of Corvex OpCo. The Company expects to file the consolidated financial statements of Corvex OpCo for the fiscal years ended December 31, 2025 and 2024 and corresponding unaudited pro forma combined condensed financial information in accordance with Rule 3-05 of Regulation S-X.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2025, our disclosure controls and procedures were ineffective.

As of December 31, 2025, we had material weaknesses in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2024 (1) ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and did not maintain the other components of the COSO framework, including appropriate risk assessment, control activities, information and communication, and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning; (2) ineffective information technology (IT) general controls for certain information systems supporting its key financial reporting processes. Specifically, the Company did not design and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production and (d) operations controls to ensure appropriate interfacing between systems; (3) ineffective process-level controls which affects substantially all financial statement account balances and disclosures within the Company.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fourth quarter of 2025, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2025.

The text of our Code of Business Conduct and Ethics (“Code of Conduct”), which applies to our directors, officers, employees and certain other persons (including our principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions), is posted in the “Governance” section of the Investors section of our website, www.corvex.ai. A copy of the Code of Conduct can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to the rules of the SEC and The Nasdaq Stock Market.

We have adopted an insider trading policy, which governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, consultants and its affiliates as well as their immediate family members that have access to material nonpublic information, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations as well as the listing standards of The Nasdaq Stock Market applicable to us.

The information presented on our website is not a part of this Annual Report on Form 10-K and the reference to our website is intended to be an inactive textual reference only.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.	Exhibit Index (The exhibits required to be filed as a part of this Report are listed in the Exhibit Index).

		Incorporated by Reference				SEC File/
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration Number
2.1#	Agreement and Plan of Merger, dated as of November 6, 2025, by and among the Registrant, Corvex Legacy Holdings, Inc., and Thor Merger Sub Inc.		8-K	2.1	November 10, 2025	001-40254
2.2#	Amended and Restated Agreement and Plan of Merger, dated as of March 19, 2026, by and among the Registrant, Thor Merger Sub Inc., and Corvex Legacy Holdings, In.	x
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	March 25, 2021	001-40254
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	June 21, 2023	001-40254
3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	July 10, 2024	001-40254
3.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	October 25, 2024	001-40254
3.5	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant.		8-K/A	3.1	October 8, 2025	001-40254
3.6	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Corvex, Inc.		8-K	3.4	March 19, 2025	001-40254
3.7	Certificate of Designations for Series A Preferred Stock		8-K	3.1	November 10, 2025	001-40254
3.7	Certificate of Designations for Series B Preferred Stock		8-K	3.1	March 19, 2026	001-40254
3.8	Certificate of Designations for Series C Preferred Stock		8-K	3.2	March 19, 2026	001-40254
3.9	Certificate of Designations for Series D Preferred Stock		8-K	3.3	March 19, 2026	001-40254
3.11	Second Amended and Restated Bylaws of the Registrant		8-K	3.5	March 19, 2025	001-40254
4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1/A	4.1	March 10, 2021	333-252671
4.2	Form of Underwriter Warrant		S-1/A	4.2	March 10, 2021	333-252671
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering		S-1	4.3	February 2, 2021	333-252671
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering		S-1	4.4	February 2, 2021	333-252671

4.5	Form of Warrant to Purchase Common Stock issued in 2020	S-1	4.6	February 2, 2021	333-252671
4.6	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.6	March 30, 2022	001-40254
4.7	Form of Warrant to Purchase Common Stock	8-K	4.1	January 31, 2023	001-40254
4.8	Warrant Agent Agreement, dated January 31, 2023, by and between the Registrant and Pacific Stock Transfer Company	8-K	4.2	January 31, 2023	001-40254
4.9	Form of Pre-Funded Warrant issued in April 2024	8-K	4.1	April 3, 2024	001-40254
4.10	Form of Warrant issued in April 2024	8-K	4.2	April 3, 2024	001-40254
4.11	Form of Warrant issued in August 2024	10-Q	4.11	November 14, 2024	001-40254
10.1	Movano Inc. Amended and Restated 2019 Omnibus Incentive Plan †	S-1/A	10.1	March 10, 2021	333-252671
10.2	Form of Stock Option Award Agreement under 2019 Omnibus Incentive Plan †	S-1	10.2	February 2, 2021	333-252671
10.3	Non-Employee Director Compensation Policy †(effective in fiscal year 2025)	10-K	10.3	March 30, 2022	001-40254
10.4	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers †	S-1	10.4	February 2, 2021	333-252671
10.5	Offer Letter, dated November 29, 2019, by and between the Registrant and Michael Leabman †	S-1	10.5	February 2, 2021	333-252671
10.6	Offer Letter, dated November 29, 2019, by and between the Registrant and J. Cogan †	S-1	10.7	February 2, 2021	333-252671
10.7	Form of 2020 Note Purchase Agreement	S-1	10.16	February 2, 2021	333-252671
10.8	Amended and Restated Lead Investor Agreement, dated August 27, 2020, between the Registrant and Maestro Venture Partners, LLC	S-1	10.17	February 2, 2021	333-252671
10.9	Offer Letter, dated February 8, 2021, by and between the Registrant and John Mastrototaro †	S-1/A	10.17	March 10, 2021	333-252671
10.10	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and Michael Leabman †	S-1/A	10.18	March 10, 2021	333-252671
10.11	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and J. Cogan †	S-1/A	10.20	March 10, 2021	333-252671
10.12	Amendment No. 1 to Movano Inc. Amended and Restated Omnibus Incentive Plan †	8-K	10.1	June 22, 2022	001-40254
10.13	Amendment No. 2 to Movano Inc. Amended and Restated Omnibus Incentive Plan †	8-K	10.1	July 10, 2024	001-40254
10.14	Amendment No. 3 to Movano Inc. Amended and Restated Omnibus Incentive Plan †	8-K	10.1	December 17, 2025	001-40254
10.15	Office Lease, dated March 29, 2021, by and between Bernal Corporate Park II-E, LLC and the Company	10-K	10.18	April 9, 2025	001-40254
10.16	First Amendment to Office Lease, dated April 22, 2022, by and between Bernal Corporate Park II-E, LLC and the Company	10-K	10.19	April 9, 2025	001-40254
10.17	Second Amendment to Office Lease, dated January 9, 2024, by and between Bernal Corporate Park II-E, LLC and the Company	10-K	10.20	April 9, 2025	001-40254

10.18	Third Amendment to Office Lease, dated June 19, 2024, by and between Bernal Corporate Park II-E, LLC and the Company		10-K	10.21	April 9, 2025	001-40254
10.19	Loan Agreement and Promissory Note, dated August 6, 2025, by and between the Registrant and Evie Holdings LLC		10-Q	10.1	November 14, 2025	001-40254
10.20	First Amendment to Loan Agreement, dated November 3, 2025, by and between the Registrant and Evie Holdings LLC		10-Q	10.2	November 14, 2025	001-40254
10.21	Second Amendment to Loan Agreement, dated November 6, 2025, by and between the Registrant and Evie Holdings LLC		10-Q	10.3	November 14, 2025	001-40254
10.22	Third Amendment to Loan Agreement, dated March 19, 2026, by and between the Registrant and Evie Holdings, LLC		8-K	10.3	March 19, 2026	001-40254
10.23	Security Agreement, dated August 6, 2025, by and between the Registrant and Evie Holdings LLC		10-Q	10.4	November 14, 2025	001-40254
10.24	Intellectual Property Security Agreement, dated August 6, 2025, by and between the Registrant and Evie Holdings LLC		10-Q	10.5	November 14, 2025	001-40254
10.25	Form of Support Agreement		8-K	10.1	November 10, 2025	001-40254
10.26	Form of Lock-Up Agreement		8-K	10.2	November 10, 2025	001-40254
10.27	Form of Series A Subscription Agreement		8-K	10.3	November 10, 2025	001-40254
10.28	ChEF Purchase Agreement, by and between the Registrant and Chardan Capital Markets LLC		8-K	10.4	November 10, 2025	001-40254
10.29	ChEF Registration Rights Agreement, by and between the Registrant and Chardan Capital Markets LLC		8-K	10.5	November 10, 2025	001-40254
10.30	Corvex, Inc. Director Compensation Policy† (effective fiscal year 2026)		8-K	10.4	March 19, 2026	001-40254
10.31	Employment Agreement, dated as March 19, 2026, by and between the Company and Seth Demsey†		8-K	10.5	March 19, 2026	001-40254
10.32	Employment Agreement, dated as March 19, 2026, by and between the Company and Jay Crystal†		8-K	10.6	March 19, 2026	001-40254
10.33	Form of Indemnification Agreement†		8-K	10.7	March 19, 2026	001-40254
19.1	Insider Trading Policy	x
21.1	Subsidiaries of the Company	x
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm of Movano Inc.	x
23.2	Consent of Baker Tilly US, LLP, former Independent Registered Public Accounting Firm of Movano Inc.	x
24.1	Power of Attorney (included on signature page)	x
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	x
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	x
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	x
97.1	Incentive-Based Compensation Recovery Policy†	x
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement
*	Furnished herewith
#	The schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corvex, Inc.

Dated: March 30, 2026	By:	/s/ John Mastrototaro
John Mastrototaro Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Corvex, Inc., hereby severally constitute and appoint John Mastrototaro our true and lawful attorney, with full power to him to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Corvex, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John Mastrototaro	Chief Executive Officer and Director	March 30, 2026
John Mastrototaro	(Principal Executive Officer)

/s/ J. Cogan	Chief Financial Officer	March 30, 2026
J. Cogan	(Principal Financial and Accounting Officer)

	Chairman	March 30, 2026
Seth Demsey

/s/ Emily Wang Fairbairn	Director	March 30, 2026
Emily Wang Fairbairn

/s/ Brian Cullinan	Director	March 30, 2026
Brian Cullinan

/s/ Ruben Caballero	Director	March 30, 2026
Rubén Caballero