Form 10-K/A
period 2025-12-31
Corvex, Inc.
filed 2026-04-28
CIK 1734750

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

As of April 20, 2026, there were (i) 1,981,462 shares of the registrant’s common stock outstanding, (ii) 2,804 shares of the registrant’s Series A Preferred Stock outstanding, (iii) 23,551.5195 shares of the registrant’s Series C Non-Voting Convertible Preferred Stock outstanding and (iv) 30,227.0524 shares of the registrant’s Series D Non-Voting Convertible Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Corvex, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026. As used in this Amendment No. 1, unless otherwise stated or the context otherwise requires, the terms “Corvex,” “we,” “us,” “our” and the “Company” refer to Corvex, Inc. and its wholly-owned subsidiaries.

We are filing this Amendment No. 1 pursuant to General Instruction G(3) of Form 10-K, as we do not intend to file a definitive proxy statement for the 2026 annual meeting of stockholders (the “Annual Meeting”) within 120 days of the end of our fiscal year ended December 31, 2025. Accordingly, this Amendment is being filed solely to:

●	amend and restate Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of the 2025 Annual Report, in their entirety as set forth herein;

●	amend the reference on the cover page of our 2025 Annual Report to reflect that no documents will be incorporated by reference into our 2025 Annual Report; and

●	file new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, a copy of the Company’s 2024 Equity Incentive Plan, and a new description of our common stock as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof.

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

Except as set forth above, no other Items of our 2025 Annual Report have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in such 2025 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2025 Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the 2025 Annual Report.

CORVEX, INC.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

INFORMATION CONCERNING DIRECTORS

Nominee’s or Director’s Name	Year First Became Director	Position with the Company
John Mastrototaro	2020	Chief Operating Officer and Director
Emily Wang Fairbairn	2018	Director and Chair of the Board
Rubén Caballero	2019	Director
Brian Cullinan	2020	Director
Seth Demsey	2026	Director

Set forth below is background information for each current director, as well as information regarding additional experience, qualifications, attributes or skills that led the Company’s Board of Directors (the “Board) to conclude that such director should serve on the Board.

John Mastrototaro, Ph.D., age 65, has served as Chief Operating Officer of the Company since March 30, 2026. Previously, Mr. Mastrototaro served as President and CEO from April 2021 to March 30, 2026. Mr. Mastrototaro has over 30 years of experience in the medical device industry, leading innovation and bringing new products to the market. Mr. Mastrototaro served as the Chief Operating Officer of Orthosensor, Inc. from 2017 to March 2021. Previously, Mr. Mastrototaro spent the majority of his career with Medtronic, PLC. and MiniMed, Inc., where he was instrumental in initiating and leading a series of firsts in the world of diabetes, including the ambulatory continuous glucose monitoring system, the sensor augmented insulin pump and the early generations of the artificial pancreas. Prior to joining Orthosensor, Mr. Mastrototaro was Medtronic’s first VP of Informatics from 2013 to 2017, a role in which he helped develop a corporate strategy for the use of data and analytics to improve healthcare delivery. During his tenure in Medtronic’s Diabetes division, Mr. Mastrototaro held a number of positions, including CTO, VP of R&D and Business Development and Global VP of Clinical Research and Health Affairs. Mr. Mastrototaro started his career with Eli Lilly. He holds a B.A. in Mathematics and Physics from Holy Cross College and M.S. and Ph.D. in Biomedical Engineering from Duke University. Mr. Mastrototaro has authored over 50 peer reviewed manuscripts and holds over 60 US patents. We believe Mr. Mastrototaro is qualified to serve on the Board based on his background, experience, qualifications, attributes and skills, and that his significant knowledge of, and breadth of experience in, the medical device industry in general and diabetes monitoring and care in particular, provides valuable insight to our Board.

Emily Wang Fairbairn, age 64, has served as a director of the Company and as Chair of the Board since 2018. Ms. Fairbairn brings more than 40 years of experience in institutional asset management, capital markets, and operations. She is the co-founder and served as Chief Executive Officer of Ascend Capital, a multi-billion-dollar institutional hedge fund specializing in long/short equity strategies for global pension funds, endowments, and public entities, a position she held for approximately two decades. Prior to founding Ascend Capital, Ms. Fairbairn managed equity portfolios for high-net-worth clients at Merrill Lynch, and earlier in her career served as a process engineer and production supervisor at Frito-Lay, a subsidiary of PepsiCo, where she gained experience in manufacturing operations, large-scale capital projects, and workforce management. Ms. Fairbairn has served as an Independent Director of IN8bio, Inc., a clinical-stage biopharmaceutical company focused on γδ T cell therapies for the treatment of cancer, since 2021, and has served as a Funding Board Member of the MIT Sandbox Innovation Fund, which supports early-stage technology ventures, since 2017. She also serves as a Board Advisor to Acelab Inc., an AI-driven materials platform serving the architecture and design industry. Ms. Fairbairn holds a B.S. in Chemical Engineering from California State Polytechnic University, Pomona. We believe Ms. Fairbairn is qualified to serve on the Board based on her background, experience, qualifications, attributes and skills, including her background in investment and finance matters, and extensive executive leadership and management experience.

Rubén Caballero, age 58, has served as a director of the Company since November 2019. Since June 2024, Mr. Caballero has served as Chief Engineer and Strategy Officer at Humane Inc. From April 2020 until June 2024, Mr. Caballero served as Microsoft’s Corporate Vice President of Devices & Technology Engineering for the Mixed Reality Division, where he oversaw Mixed Reality, AI and other special projects. Mr. Caballero served as a Vice President of Engineering at Apple from 2005 until April 2019, where he was one of the founding leaders of the iPhone hardware design team and later expanded his role to include iPad, Apple Watch, Macintosh, and other hardware products. Mr. Caballero’s senior role at Apple provided him with the opportunity to build and scale global teams, including the Wireless Design and Technology team for all the products/ecosystems at Apple, including the iPhone, iPad, Macs, AirPods, HomePod, and accessories. Before Apple, Mr. Caballero worked at two start-ups, where he led efforts for designing innovative products and core technology for wireless networked audio components and devices. Since August 2019, Mr. Caballero has served as a member of the board of directors of Resonant Inc. (Nasdaq: RESN), a company that is working to transform the way radio frequency, or RF, front-ends are being designed and delivered for mobile handset and wireless devices. Mr. Caballero received a Bachelor’s degree in Electrical Engineering from École Polytechnique de Montréal, a Master’s degree in Electrical Engineering from New Mexico State University and an Honorary Doctorate from École Polytechnique de Montréal. We believe that Mr. Caballero is qualified to serve on the Board because of his extensive experience in the technology industry and commercializing products for one of the world’s largest technology companies.

Brian Cullinan, age 66, has served as a director of the Company since August 2020. Mr. Cullinan was a partner at PricewaterhouseCoopers LLP (“PwC”) from July 1997 through June 2020. While at PwC, Mr. Cullinan served as a Senior Relationship and Global Engagement Partner with responsibility for numerous PwC Fortune 500 clients. In addition, he served on PwC’s U.S. Board of Partners & Principals from 2010 to 2018, including two terms as Lead Director from 2012 to 2016. Mr. Cullinan simultaneously served as a member of PwC’s Global Board from 2013 to 2017 and as Managing Partner – Southwest Region from 2011 to 2017. Mr. Cullinan has served in numerous other leadership roles during his career at PwC, including West Region Assurance Leader from 2009 to 2012 and U.S. Entertainment, Media & Communications Assurance Leader from 2007 to 2009. He received a Bachelor of Arts from Cornell University and a Master of Science in Financial Accounting from Northeastern University. We believe Mr. Cullinan is qualified to serve on our board of directors based on his extensive knowledge of, and experience in, the application of accounting principles and the financial reporting process, as well as his extensive executive leadership and management experience.

Seth Demsey, age 49, has served as a member of the Board since March 19, 2026. Mr. Demsey has served as the Co-Chief Executive Officer and Co-Founder of Corvex Legacy Holdings, Inc., a wholly owned subsidiary of the Company (“Corvex OpCo”) and on the Corvex OpCo board of directors since October 2024. Before joining Corvex OpCo, Mr. Demsey served as the chief executive officer and co-founder of Configure8 from May 2021 through October 2024. He has spent nearly three decades architecting and operating high-impact AI/ML and developer platforms across startups and industry leaders including NASA, Microsoft, Google, and AOL/Yahoo!. He holds dozens of patents spanning high-performance computing, distributed systems, security, and data management. Prior to co-founding Corvex, Mr. Demsey served in technical leadership roles driving innovation in large-scale distributed computing and mission-critical infrastructure. His expertise encompasses the full stack of cloud infrastructure technologies required to deliver reliable, high-performance AI computing at scale. Mr. Demsey received a Bachelor of Science degree in Computer Engineering from Bucknell University and was previously a business fellow at The Wharton School of the University of Pennsylvania. We believe that Mr. Demsey is qualified to serve on the Board because of his industry knowledge and broad previous experience as a co-founder and technology leader.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Set forth below is background information relating to our executive officers:

Name	Age	Position
Jay Crystal	48	Chief Executive Officer
John Mastrototaro	65	Chief Operating Officer and Director
Jeremy (“J.”) Cogan	57	Chief Financial Officer

Jay Crystal has served as the Chief Executive Officer of the Company since March 31, 2026. Mr. Crystal has served as the Co-Chief Executive Officer and Co-Founder of Corvex OpCo and on the Corvex OpCo board of directors since October 2024. Prior to co-founding Corvex OpCo, Mr. Crystal previously co-founded and served as a board director of clean.io (now HUMAN Security, Inc.) and configure8. Mr. Crystal also served in several management roles at AOL, Inc. and its successors and subsidiaries, including as Director, Corporate Development and Vice President, Corporate Strategy and Partnerships, from 2010 to 2017. Mr. Crystal began his career serving in growth equity, private equity, and investment banking roles at Staley Capital, American Capital and Banc of America Securities between 2000 to 2010.

John Mastrototaro is discussed above under Information Concerning Directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, certain of our officers and any persons holding more than 10% of our common stock to file reports of holdings and transactions in the Company’s equity securities with the SEC. Based solely upon a review of forms filed with the SEC and the written representations of such persons, we believe that in 2025 our directors, officers and stockholders who were subject to Section 16(a) met all applicable filing requirements, except, due to inadvertent administrative errors by the Company, the following transactions were reported late:

●	Each of Ms. Fairbairn, Mr. Caballero, Mr. Wirk, Mr. Cullinan, Mr. Mastrototaro, Mr. Leabman and Mr. Cogan was late in filing a Form 4 to report the forfeiture of restricted stock units and the grant of stock options by the Company in connection with the Board’s revision of the Director Equity Program (as defined below) on November 3, 2025, each such Form 4 reporting two transactions.

●	Ms. Fairbairn was also late in filing a Form 4 to report the grant of restricted stock units by the Company pursuant to the Director Equity Program on October 3, 2025.

Code of Business Conduct and Ethics

We have in place a Corporate Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers, employees, agents and contractors. The Code of Conduct is designed to deter wrongdoing and to promote, among others:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code of Conduct to an appropriate person identified in the Code of Conduct; and

●	accountability for adherence to the Code of Conduct.

A current copy of the Code of Conduct is available in the Investor Relations section of our website at www.corvex.ai. A copy may also be obtained, free of charge, from us upon a request directed to Corvex, Inc., 3401 North Fairfax Drive, Suite 3230, Arlington, VA 22226, attention: Investor Relations. We intend to disclose any amendments to or waivers of a provision of the Code of Conduct required to be disclosed by applicable SEC rules by posting such information on our website available at www.corvex.ai and/or in our public filings with the SEC.

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

Pursuant to the Company’s Insider Trading Policy, directors, officers, employees and consultants of the Company and its affiliates, as well as any immediate family members sharing the household of any of the foregoing are prohibited from engaging in transactions in publicly traded options, such as puts, calls and other derivative securities, relating to the Company.

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

The following table sets forth information concerning the compensation earned by the individual that served as our Principal Executive Officer during 2025 and our two most highly compensated executive officers other than the individual who served as our Principal Executive Officer during the fiscal year ended December 31, 2025 (collectively, the “named executive officers”):

2025 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	TOTAL ($)
John Mastrototaro	2025	379,999	105,654	-	16,351	502,004
Former Chief Executive Officer (Current Chief Operating Officer)	2024	361,042	-	268,876	16,351	646,269

Michael Leabman	2025	306,696	47,436	-	-	354,133
Former Chief Technology Officer	2024	347,500	-	268,876	-	616,376

J. Cogan	2025	314,927	178,965	-	34,141	528,032
Chief Financial Officer	2024	299,792	-	85,846	-	385,638

(1)	The amounts in this column for fiscal 2025 include $229,999 for Mr. Mastrototaro, $134,763 for Mr. Leabman, and $186,875 for Mr. Cogan, each representing the grant date fair value of RSUs, and the incremental accounting expense associated with the issuance of discounted stock options, granted to each named executive officer in lieu of salary, as further described below under “2025 Equity Compensation in Lieu of Cash Salary.”
(2)	The amounts in this column for fiscal 2025 include $105,654 for Mr. Mastrototaro, $47,436 for Mr. Leabman, and $178,965 for Mr. Cogan, each representing the grant date fair value of discounted stock options, granted to each named executive officer, as described further below under “Additional Discounted Options”.
(3)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see note 12 to our audited financial statements included with our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
(4)	The amounts shown in this column represent reimbursement for certain health benefit plan premiums.

Outstanding Equity Awards at Year-End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John Mastrototaro	1,932	—		81.00	12/06/2030
Former Chief Executive Officer (Current Chief Operating Officer)	6,665	—		489.00	2/09/2031
	899	—		750.00	11/15/2031
	2,249	—		193.50	3/20/2033
	7,584	—		70.50	5/15/2034
	77,834	—		1.25	06/30/2026
Michael Leabman	3,600	—		57.00	11/18/2029
Former Chief Technology Officer	900	—		193.50	3/20/2033
	7,584	—		70.50	5/15/2034
	42,250	—		1.25	06/30/2026
J. Cogan	533	—		300.00	12/06/2030
Chief Financial Officer	432	—		750.00	11/15/2031
	1,266	—		193.50	3/20/2033
	2,421	—		70.50	5/15/2034
	84,834	—		1.25	06/30/2026

Employment Agreements and Change of Control Arrangements

Employment Agreements

The following is a summary of the employment arrangements with our named executive officers.

Michael Leabman.    The Company entered into an “at-will” amended and restated offer letter with no fixed term with Mr. Leabman, formerly the Company’s Chief Technology Officer and a Director, effective November 29, 2019, which was amended pursuant to a first amendment dated February 10, 2021 (as amended, the “Leabman Offer Letter”). Under the Leabman Offer Letter: (1) Mr. Leabman received an initial base salary of $250,000, which was adjusted to $315,000 in January 2022 and adjusted to $375,000 in June 2024, and was eligible to receive target performance bonuses equal to 80% of base salary (or any other amount approved by the Board), and (2) Mr. Leabman was awarded stock options to acquire 3,600 shares of common stock, one fourth of which options vested on the November 18, 2020, and the balance of which such options vested in 36 equal monthly installments thereafter. The Leabman Offer Letter provided that, subject to execution of a release satisfactory to the Company, (1) if Mr. Leabman was terminated by the Company other than for Cause he was entitled to receive cash severance in an amount equal to 12 months of base salary plus a pro-rated amount of his target bonus based on the number of days he is employed during the year of termination and (2) if there occurred a Change in Control (as defined in the Omnibus Incentive Plan) and in the period prior to and in connection with or in anticipation of such Change in Control and ending on the one-year anniversary of the consummation of such Change in Control, Mr. Leabman was terminated by the Company other than for Cause, 100% of any such options that remain unvested would immediately vest. “Cause” includes, among other items, Mr. Leabman’s conviction of a felony involving fraud, misappropriation, embezzlement or dishonesty in conjunction with his duties to the Company or repeated willful failure to perform his job duties as defined by the Board or uncured material breach of the Leabman Offer Letter or Mr. Leabman’s confidential information and inventions assignment agreement with the Company. Mr. Leabman was also entitled to participate in the Company’s regular health insurance and other employee benefit plans established by Corvex for its employees from time to time. On March 18, 2026, Mr. Leabman’s employment with the Company terminated and he resigned from the Board on March 18, 2026. Pursuant to the Leabman Offer Letter, subject to his execution of a release of claims satisfactory to the Company, Mr. Leabman is entitled to receive (1) cash severance of $375,000 and (2) full reimbursement of health care expenses pursuant to COBRA.

J. Cogan.    The Company entered into an offer letter with J. Cogan, the Company’s Chief Financial Officer on similar terms to the agreement entered with Michael Leabman. Pursuant to his offer letter Mr. Cogan (1) received an initial base salary of $250,000, which was adjusted to $270,000 in January 2022 and adjusted to $325,000 in June 2024, (2) is entitled to a target performance bonus equal to 60% of base salary (or any other amount approved by the Board) and (3) was awarded stock options to acquire 3,033 shares of common stock, one fourth of which options vested on the one year anniversary of the grant date, and the balance of which such options vested in 36 equal monthly installments thereafter. Mr. Cogan’s Offer Letter provides for severance in connection with an involuntary termination and the acceleration of his stock options in connection with a Change of Control on identical terms as those described in the description of Mr. Leabman’s offer letter above. On March 16, 2026, the Company entered into an amendment to Mr. Cogan’s Offer Letter (the “Cogan Amendment”). Pursuant to the Cogan Amendment, Mr. Cogan is entitled to (1) an annual base salary of $400,000, (2) $325,000 in severance upon termination by the Company other than for Cause and (3) full reimbursement of health care expenses pursuant to COBRA upon termination by the Company other than for Cause. Following termination, Mr. Cogan will provide consulting services through December 31, 2026 if requested by the Company.

John Mastrototaro.    The Company entered into an offer letter with John Mastrototaro, the Company’s Chief Operating Officer and Director on similar terms to the agreement entered with Michael Leabman. Pursuant to his offer letter Mr. Mastrototaro (1) received an initial base salary of $300,000, which was adjusted to $315,000 in January 2022 and adjusted to $400,000 in June 2024, (2) is entitled to a target performance bonus equal to 80% of base salary (or any other amount approved by the Board) and (3) was awarded stock options to acquire 6,667 shares of common stock, one fourth of which options vested on the one year anniversary of the grant date, and the balance of which such options vested in 36 equal monthly installments thereafter. Mr. Mastrototaro’s Offer Letter provides for severance in connection with an involuntary termination and the acceleration of his stock options in connection with a Change of Control on identical terms as those described in the description of Mr. Leabman’s offer letter above. On March 16, 2026, the Company entered into an amendment to Mr. Mastrototaro’s Offer Letter (the “Mastrototaro Amendment”). Mr. Mastrototaro is entitled to (1) an annual base salary of $300,000, and (2) $400,000 in severance in the event that Mr. Mastrototaro is terminated by the Company other than for Cause.

2025 Equity Compensation in Lieu of Cash Salary

Corvex’s named executive officers that remain employed with Corvex are eligible to receive equity awards under the Amended and Restated 2019 Omnibus Incentive Plan (the “2019 Plan”). Awards under the 2019 Plan are intended to align the interests of our named executive officers with those of Corvex’s stockholders and to create a link between executive pay and the long-term performance of the Corvex common stock.

Due to the liquidity challenges facing Corvex in 2025, the Board determined to offer certain employees, including all of the named executive officers, restricted stock unit awards (“RSUs”) as consideration for such employees’ voluntary agreement to forego payments of salary in cash for various periods in fiscal year 2025 (the “NEO Equity Program”). The RSUs granted pursuant to the NEO Equity Program vested in daily installments for each quarter in which they were granted, assuming that there was no separation from service for the employee during the vesting period. Unvested RSUs would be forfeited upon a separation from service resulting from a death, disability, or for cause termination. If the employee was terminated without cause, their RSUs would vest automatically as of the date of the termination.

On November 3, 2025, the Board revised the NEO Equity Program and replaced all previously granted RSUs with discounted option awards. The discounted option awards have an exercise price of $1.25 a share and are exercisable until June 30, 2026 (extended from December 31, 2025).

Additional Discounted Options

On November 3, 2025, the Board approved the issuance of additional discounted option awards to the Company’s named executive officers. Messrs. Mastrototaro, Leabman, and Cogan received 24,500, 11,000 and 41,500 discounted option awards, respectively. The discounted option awards have an exercise price of $1.25 a share and are exercisable until June 30, 2026 (extended from December 31, 2025).

Potential Payments Upon a Termination or Change in Control

2019 Plan

In the event of a merger or change in control of Corvex, the treatment of each outstanding award granted under the 2019 Plan will be determined by the administrator of the 2019 Plan, including whether each such award will be assumed, accelerated or an equivalent option or right substituted by the successor corporation. The administrator will not be required to treat all awards similarly in the transaction.

Employee Agreements

The employment agreements of Corvex’s executive officers provide for post-employment compensation arrangements. These Corvex employment agreements establish the amount of severance payments and benefits available in the event of a termination of employment by Corvex without “cause” (as such term is defined in the respective agreements).

The Company entered into an “at-will” amended and restated offer letter with no fixed term with Mr. Leabman, formerly the Company’s Chief Technology Officer and a Director, effective November 29, 2019, which was amended pursuant to a first amendment dated February 10, 2021. The Leabman Offer Letter provided that, subject to execution of a release satisfactory to the Company, (1) if Mr. Leabman was terminated by the Company other than for Cause he was entitled to receive cash severance in an amount equal to 12 months of base salary plus a pro-rated amount of his target bonus based on the number of days he was employed during the year of termination and (2) if there occurs a change in control and in the period prior to and in connection with or in anticipation of such change in control and ending on the one-year anniversary of the consummation of such change in control, Mr. Leabman was terminated by the Company other than for Cause, 100% of any such options that remain unvested would immediately vest. “Cause” includes, among other items, Mr. Leabman’s conviction of a felony involving fraud, misappropriation, embezzlement or dishonesty in conjunction with his duties to the Company or repeated willful failure to perform his job duties as defined by the Board or uncured material breach of the Leabman Offer Letter or Mr. Leabman’s confidential information and inventions assignment agreement with the Company. On March 18, 2026, Mr. Leabman’s employment with the Company terminated and he resigned from the Board on March 18, 2026.

The Company has entered into an offer letter with J. Cogan, the Company’s Chief Financial Officer on similar terms to the agreement entered with Michael Leabman. Mr. Cogan’s Offer Letter provides the acceleration of his stock options in connection with a Change of Control on identical terms as those described in the description of Mr. Leabman’s offer letter above. On March 16, 2026, the Company entered into the Cogan Amendment. Pursuant to the Cogan Amendment, Mr. Cogan is (1) entitled to $400,000 annual base salary (2) in the event Mr. Cogan is terminated by Corvex other than for Cause he is entitled to $325,000 in severance, (3) full reimbursement of health care expenses pursuant to COBRA and, (4) if requested by Corvex, Mr. Cogan will provide consulting services through December 31, 2026.

The Company entered into an offer letter with John Mastrototaro, the Company’s Chief Operating Officer and Director on similar terms to the agreement entered with Michael Leabman. Mr. Mastrototaro’s Offer Letter provides for the acceleration of his stock options in connection with a Change of Control on identical terms as those described in the description of Mr. Leabman’s offer letter above. On March 16, 2026, the Company entered into the Mastrototaro Amendment. Pursuant to the Mastrototaro Amendment, Mr. Mastrototaro is (1) entitled to $300,000 annual base salary and (2) in the event Mr. Mastrototaro is terminated by Corvex other than for Cause he is entitled to $400,000 in severance.

Director Compensation

Pursuant to the Company’s non-employee director compensation policy in place during fiscal year 2025, our non-employee directors receive a $50,000 annual cash retainer plus the following additional annual cash fees: Chair of the Board, $25,000, Chair of the Audit Committee, $20,000 and Chair of the Compensation Committee, $10,000. Our non-employee director compensation policy provided that each director were entitled to receive options to purchase 1,000 shares of our common stock at the beginning of each year.

Due to the liquidity challenges facing the Company in 2025, the Board determined to offer all of its non-employee directors RSUs as consideration for such directors’ voluntary agreement to forego payments of cash fees for various periods in fiscal year 2025 (the “Director Equity Program”). The RSUs granted pursuant to the Director Equity Program vested in full on the grant date, assuming that there was no separation from service for the director during the vesting period. Unvested RSUs would be forfeited upon a separation from service resulting from a death, disability, or for cause termination.

On November 3, 2025, the Board revised the Director Equity Program and replaced all previously granted RSUs with discounted option awards. The discounted option awards have an exercise price of $1.25 a share and are exercisable until June 30, 2026 (extended from December 31, 2025).

On November 3, 2025, the Board approved the issuance of additional discounted option awards to certain of Corvex’s non-employee directors. Mr. Caballero, Mr. Cullinan, and Ms. Fairbairn received 9,000, 15,500, and 36,500 discounted option awards, respectively. The discounted option awards have an exercise price of $1.25 a share and are exercisable until June 30, 2026 (extended from December 31, 2025).

The following table sets forth information with respect to compensation earned by or awarded to each of our independent directors who served on the Board during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Rubén Caballero	43,124	70,280	113,404
Brian Cullinan	68,998	98,310	167,308
Emily Wang Fairbairn	64,686	188,871	253,557
Shaheen Wirk	43,124	75,833	118,957

(1)	The amounts in this column represent the grant date fair value of RSUs, and the incremental accounting expense associated with the issuance of discounted stock options, granted to each director in lieu of board fees on November 3, 2025, as further described above under “Director Compensation”.

(2)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see note 11 to our audited financial statements included with our annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC. The following table shows the number of shares subject to outstanding option awards and unvested stock awards held by each non-employee director as of December 31, 2025:

Name	Shares Subject to Outstanding Stock Option Awards (#)	Unvested Shares of Restricted Stock
Rubén Caballero	26,499	—
Brian Cullinan	36,899	—
Emily Wang Fairbairn	56,715	—
Shaheen Wirk	12,330	—

Following the completion of the Merger in March of 2026, we adopted a new director compensation policy that will apply on a go-forward basis (the “Director Compensation Policy”). Under the Director Compensation Policy, each non-employee director will receive the cash and equity compensation for board services described below. The Company will also reimburse non-employee directors for reasonable, customary, and documented travel expenses to board or committee meetings.

Cash Compensation

Under the Director Compensation Policy, each non-employee director of Corvex will receive annual cash retainers, payable quarterly in arrears and prorated for partial years of service, and equity awards as set forth below:

Annual Retainer for Board Membership
Annual service on the Corvex Board	$65,000
Additional retainer for annual service as non-executive chairperson or lead independent director	$25,000
Additional Annual Retainer for Committee Membership
Annual service as audit committee chairperson	$25,000
Annual service as member of the audit committee (other than chairperson)	$12,000
Annual service as compensation committee chairperson	$20,000
Annual service as member of the compensation committee (other than chairperson)	$10,000
Annual service as nominating and governance committee chairperson	$18,000
Annual service as member of the nominating and governance committee (other than chairperson)	$7,500

Each non-employee director who serves as the chair of a committee will receive only the additional annual fee as the chair of the committee and not the annual fee as a member of the committee while serving as such chair. A non-employee director who serves as the non-executive chair of Board, or if there is no non-executive chair of the Board, the lead independent director, will receive the annual fee as a non-employee director and the additional annual fee as the non-executive chair. All cash payments to outside directors are paid quarterly in arrears on a pro-rated basis.

Equity Compensation

Non-employee directors will be entitled to receive all types of equity awards other than incentive stock options under the Corvex, Inc. 2026 Equity Incentive Plan (the “2026 Plan”), subject to and effective upon stockholder approval of the 2026 Plan at the Company’s 2026 Annual Meeting of Stockholders, including discretionary awards not covered under the Director Compensation Policy. Following the effective date of the Director Compensation Policy, on the first trading day following December 31 of each year, each non-employee director will be granted an award to purchase an aggregate value of $135,000 shares of Corvex’s common stock under the 2026 Plan, on a pro-rated basis, with such number subject to equitable adjustment by the Board in the event of certain capitalization adjustments (the “Annual Award”). The exercise price per share of such awards shall be the closing price of Corvex’s common stock on the grant date. The Annual Award will be scheduled to vest in full on the first anniversary of the date on which the Annual Award is granted, subject to the non-employee director continuing to be a non-employee director through the applicable vesting date.

If a change in control occurs (as defined in the 2026 Plan), each non-employee director will fully vest in his or her outstanding equity awards immediately prior to the change in control, subject to the non-employee director continuing to be a non-employee director through the date of the change in control.

Non-employee directors may also be eligible to receive other compensation and benefits, as may be determined by the Board or any committee of the Board designated by the Board with appropriate authority, as applicable, from time to time.

The Board or any committee of the Board designated by the Board with appropriate authority, as applicable and in its discretion, may change and revise the terms of the Annual Awards granted under the Director Compensation Policy, including, without limitation, the number of shares subject to each award and type of award.

Policies and Practices Related to the Grant of Certain Equity Awards

We make awards of equity to certain employees, including our named executive officers, contractors, and our non-employee directors. The timing of the grant of stock options and other equity awards occurs independent of the release of any material, non-public information, and we do not time the disclosure of material non-public information for the purpose of affecting the value or exercise price of stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2025. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options(a)	Weighted-Average Exercise Price of Outstanding Options(b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in Column (a))
Equity compensation plans approved by security holders	437,141	$29.68	132,869
Equity compensation plans not approved by security holders	2,316	$387.48	11,018
Total	439,457	31.57	143,887

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our voting stock as of April 20, 2026 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

●	each of our named executive officers (as defined in Item 402(m)(2) of Regulation S-K);

●	each of our directors; and

●	all executive officers and directors as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Corvex, Inc. at 3401 North Fairfax Drive, Suite 3230, Arlington, Virginia 22226. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of an option or warrant) within 60 days after April 20, 2026 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The applicable percentage of common stock as of April 20, 2026 is based upon 1,981,462 shares outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock	Shares Underlying Options and Warrants	Number of Shares Beneficially Owned	Percentage of Class
Named Executive Officers and Directors:
John Mastrototaro(1)	73,504	1,631	75,136	3.8%
Michael Leabman	32,323	81	32,404	1.6%
J. Cogan(2)	80,060	489	80,548	4.1%
Rubén Caballero	8,820	29,397	38,217	1.9%
Jay Crystal(3)	18,132	-	18,132	*
Brian Cullinan	13,067	48,631	61,697	3.0%
Seth Demsey(4)	24,671	-	24,671	1.2%
Emily Wang Fairbairn(5)	142,689	-	142,689	7.2%
Directors and Executive Officers as a group (7 persons)	360,943	80,148	441,09	21.4%

5% Stockholders:

Peter Appel(6)	88,106	106,734	194,840	9.3%

*	Less than one percent.

(1)	Includes 13,488 shares of common stock underlying vested restricted stock unit awards that will settle within 60 days of April 20, 2026.

(2)	26,434 shares of common stock and 489 warrants to purchase one share of common stock are held by the Cogan/Goldberg Living Trust, the Jesse Gabriel Goldberg Cogan Irrevocable Trust and Maya Brooke Cogan Irrevocable Trust. J. Cogan is a trustee of each of these trusts as a result of which he has voting and dispositive power over such securities. Includes 10,523 shares of common stock underlying vested restricted stock unit awards that will settle within 60 days of April 20, 2026.
(3)	3,167 shares of common stock are held by the John Adler Crystal III Roth IRA. Mr. Crystal is a beneficial owner of the John Adler Crystal III Roth IRA and therefore may be deemed to exercise voting and investment discretion over securities held by John Adler Crystal III Roth IRA. The amounts reported in this table exclude approximately 3,345,523 shares of common stock issuable upon conversion of shares of Series C Preferred Stock held by Mr. Crystal and 708,154 shares of common stock issuable upon conversion of shares of Series C Preferred Stock held by the John Adler Crystal III Roth IRA, which will only convert upon the receipt of stockholder approval at the Company’s 2026 Annual Meeting.
(4)	139 shares of common stock are held by Ainsworth Holdings LLC. Seth Demsey is a beneficial owner of Ainsworth Holdings LLC and therefore may be deemed to exercise voting and investment discretion over securities held by Ainsworth Holdings LLC. The amounts reported in this table exclude approximately 5,484,388 shares of common stock issuable upon conversion of shares of Series C Preferred Stock held by Mr. Demsey and 312,700 shares of common stock issuable upon conversion of shares of Series C Preferred Stock held by Ainsworth Holdings, which will only convert upon the receipt of stockholder approval at the Company’s 2026 Annual Meeting.
(5)	Consists of 4,783 shares of common stock held by Valley High Partners, LP, 9,231 shares of common stock held by Moira Partners LLC, and 45,129 shares of common stock held by the Malcolm P. Fairbairn and Emily T. Fairbairn Charitable Remainder Unitrust (the “Charitable Trust”). In addition, the Charitable Trust holds warrants to purchase 43,238 shares of common which are exercisable within 60 days of April 20, 2026. Ms. Fairbairn and Malcolm Fairbairn are trustees of the Charitable Trust and share voting and dispositive power over the shares held by the Charitable Trust. Also includes 14,162 shares of common stock underlying vested restricted stock unit awards that will settle within 60 days of April 20, 2026. The amounts reported in this table exclude approximately 2,063,822 shares of common stock issuable upon conversion of shares of Series C Preferred Stock held by Moira Partners, which will only convert upon the receipt of stockholder approval at the Company’s 2026 Annual Meeting.
(6)	Information based on a Schedule 13G filed April 4, 2024, which reports 88,106 shares of common stock held directly and warrants to purchase 106,734 shares of common stock which are exercisable within 60 days of April 20, 2026. The address of Mr. Appel is 3505 Main Lodge Drive, Coconut Grove, FL 33133.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Certain Relationships and Related Person Transactions

Our Board is responsible for reviewing and approving all material transactions with any related person on a continuing basis. Related persons can include any of our directors, nominees for director, officers, holders of 5% or more of our capital stock and their immediate family members. We may not enter into a related person transaction unless our Board has reviewed and approved such transaction. We believe the transactions set forth below were executed on terms no less favorable to us than we could have obtained from unaffiliated third parties.

See “Compensation and Other Information Concerning Directors and Officers” above for a discussion of director compensation, executive compensation and our named executive officers’ employment agreements.

Except as described below, since January 1, 2024, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) 1% of the average of the Company’s total assets as of the end of last two completed fiscal years, in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of their immediate families had or will have a direct or indirect material interest.

April 2024 Private Placement

On April 2, 2024, the Company entered into a Securities Purchase Agreement with the purchasers named therein for a private placement (the “2024 Private Placement”) of an aggregate of 30,152 units (the “Units”) with each unit consisting of (1) one Share, or at the election of the Purchaser a pre-funded warrant in lieu thereof (a “Pre-Funded Warrant”), and (2) one warrant to purchase one share of common stock (each, a “2024 Private Placement Warrant”). Certain directors and officers participated in the 2024 Private Placement and purchased 1,917 of the Units at an offering price of $84.80 per share and accompanying 2024 Private Placement Warrant, which was the consolidated closing bid price of the Company’s common stock on The Nasdaq Capital Market on April 1, 2024 of $66.00 per share plus $18.80 per 2024 Private Placement Warrant. The 2024 Private Placement closed on April 4, 2024. Certain of our directors and executive officers participated in the 2024 Private Placement as follows:

Name	Shares of Common Stock Purchased	Shares Underlying Warrants Purchased	Purchase Price Paid
J. Cogan	300	300	$25,425
Ruben Caballero	146	146	$12,500
Brian Cullinan	293	293	$24,860
John Mastrototaro	1,176	1,176	$99,723

Corvex OpCo Series Seed Preferred Stock and Warrant Financing

On November 18, 2024, Corvex OpCo issued and sold an aggregate of 8,976,000 shares of its Series Seed Preferred Stock, par value $0.00001 per share (the “Series Seed Preferred Stock”), at a purchase price of $2.45098 per share for an aggregate purchase price of approximately $22 million. In addition, Corvex OpCo issued warrants to purchase 4,488,000 shares of its Series Seed Preferred Stock with an exercise price of $4.90196 per share (the “Series Seed Warrants”).

Purchasers of Corvex OpCo’s Series Seed Preferred Stock and Series Seed Warrants included certain of its directors and holders of more than 5% of its capital stock at the time of the financing (or subsequent closings of such financing). The following table presents the number of shares and the total purchase price paid by these entities. In connection with the Merger, the Corvex OpCo Series Seed Preferred Stock and Series Seed Warrants presented in the table below were exchanged for Series B Preferred Stock and Series D Preferred Stock based on the exchange ratio as set forth in the Merger Agreement.

Investor	Shares of Series Seed Preferred Stock	Number of Series Seed Warrants	Total Purchase Price
PV Klustr LLC(1)	3,264,000	1,632,000	$8,000,000
Cluster Capital LLC	1,836,000	918,000	$4,500,000
VOC Capital LP	2,142,000	1,071,000	$5,250,000

(1)	Affiliated with Mateo Levy, a non-employee director of Corvex OpCo, who resigned from the Corvex OpCo board of directors on March 19, 2026 in connection with the closing of the Merger.

Corvex OpCo Investors’ Rights Agreement

Corvex OpCo was party to an investors’ rights agreement, dated November 18, 2024, with certain holders of its capital stock (the “Investors’ Rights Agreement”). Under the Investors’ Rights Agreement, certain holders of Corvex OpCo’s capital stock have the right to demand that Corvex OpCo file a registration statement or request that their shares of Corvex OpCo capital stock be covered by a registration statement that Corvex OpCo is otherwise filing. Corvex OpCo’s Investors’ Rights Agreement was terminated by investors holding a majority of the shares of the Series Seed Preferred Stock in connection with the closing of the Merger.

Corvex OpCo Right of First Refusal and Co-Sale Agreement

Corvex OpCo was party to a right of refusal and co-sale agreement, dated November 18, 2024, with certain holders of its capital stock (the “Right of First Refusal and Co-Sale Agreement”). Under the Right of First Refusal and Co-Sale Agreement, Corvex OpCo has a first refusal right and the investors have secondary refusal and co-sale rights with respect to proposed transfers of capital stock by key holders, subject to customary exceptions, lock-up provisions and termination upon an IPO or a deemed liquidation event. Corvex OpCo’s Right of First Refusal and Co-Sale Agreement was terminated by investors holding a majority of the shares of the Series Seed Preferred Stock in connection with the closing of the Merger.

Corvex OpCo Voting Agreement

Corvex OpCo was party to a voting agreement, dated November 18, 2024, with certain holders of its capital stock (the “Voting Agreement”). Pursuant to the Voting Agreement, the parties agreed to vote their shares to elect designated directors, increase authorized common stock as needed for conversion of preferred stock, and support drag-along sales of Corvex OpCo subject to customary conditions. Corvex OpCo’s Voting Agreement was terminated by investors holding a majority of the shares of the Series Seed Preferred Stock in connection with the closing of the Merger.

Corvex OpCo SAFE Financing

Corvex OpCo entered into a series of simple agreements for future equity (“SAFE”) with multiple investors. The SAFEs were issued between October 2025 and December 2025, and Corvex OpCo received an aggregate of $37.2 million in cash proceeds. Purchasers of Corvex OpCo’s SAFE included certain of its directors and holders of more than 5% of Corvex Opco’s capital stock at the time of the financing and a director of the Company. The following table presents the number of shares of Corvex OpCo common stock to be issued upon conversion of the SAFEs and the total purchase price paid by these entities. Pursuant to the Merger Agreement, the Corvex OpCo SAFEs presented in the table below were exchanged for Series B Preferred Stock and Series C Preferred Stock based on the exchange ratio as set forth in the Merger Agreement.

Investor	Shares of Corvex OpCo Common Stock	Total Purchase Price
Ainsworth Holdings LLC(1)	14,114	$150,000
Cluster Capital LLC	188,183	$2,000,000
Moira Partners LLC(2)	931,505	$9,900,000
PV Klustr LLC(3)	553,399	$5,881,500
VOC Capital LP	188,183	$2,000,000

(1)	Affiliated with Mr. Demsey, Co-CEO and director of Corvex OpCo prior to the Merger and member of the Board of the Company following the Merger.
(2)	Affiliated with Ms. Fairbairn, a non-employee director of the Company.
(3)	Affiliated with Mateo Levy, a non-employee director of Corvex OpCo, who resigned from the Corvex OpCo board of directors on March 19, 2026 in connection with the closing of the Merger.

November 2025 Series A Preferred Stock Offering

On November 6, 2025, the Company entered into a Preferred Stock Subscription Agreement (the “Series A Subscription Agreement”) with the purchasers named therein for a private placement of an aggregate of 3,000 shares of Series A Preferred Stock, or a purchase price per share equal to $1,000 and an aggregate purchase price of $3,000,000. 1,500 shares of such Series A Preferred Stock were purchased by PV Klustr LLC, an affiliate of Mateo Levy, a non-employee director of Corvex OpCo, who resigned from the Corvex OpCo board of directors in connection with the closing of the Merger. Each Series A Preferred Stock, including any accrued and unpaid dividends, shall be converted to common stock at the option of the holder at a conversion price of $5.50 per share.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Policies and Procedures for Related Person Transactions

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. In reviewing and approving any such transactions, our Audit Committee, but only those independent directors who are disinterested, will be tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed or expected to be billed by RBSM LLP for audit and non-audit services related to 2025 and 2024, respectively, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the tables.

Fee Category	2025 ($)	2024 ($)
Audit Fees(1)	188,041	—
Audit-Related Fees(2)	78,550	—
Tax Fees	—	—
All Other Fees	—	—
Total	266,591	—

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.
(2)	Audit-Related Fees include fees for due diligence services and review meetings related to the Company’s registration statements in fiscal year 2025.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires that all services to be provided by the Company’s independent public accounting firm, including audit services and permitted non-audit services, to be pre-approved by the Audit Committee. The Audit Committee has delegated pre-approval authority to its chair when necessary due to timing considerations. Any services pre-approved by such chair must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all services provided by RBSM during the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.	Exhibit Index (The exhibits required to be filed as a part of this Report are listed in the Exhibit Index).

		Incorporated by Reference				SEC File/
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration Number
2.1#	Agreement and Plan of Merger, dated as of November 6, 2025, by and among the Registrant, Corvex Legacy Holdings, Inc., and Thor Merger Sub Inc.		8-K	2.1	November 10, 2025	001-40254
2.2#	Amended and Restated Agreement and Plan of Merger, dated as of March 19, 2026, by and among the Registrant, Thor Merger Sub Inc., and Corvex Legacy Holdings, In.		10-K	2.2	March 31, 2026	001-40254
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	March 25, 2021	001-40254
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	June 21, 2023	001-40254
3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	July 10, 2024	001-40254
3.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.1	October 25, 2024	001-40254
3.5	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant.		8-K/A	3.1	October 8, 2025	001-40254
3.6	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Corvex, Inc.		10-K	3.6	March 31, 2026	001-40254
3.7	Certificate of Designations for Series A Preferred Stock		8-K	3.1	November 10, 2025	001-40254
3.8	Certificate of Designations for Series B Preferred Stock		8-K	3.1	March 19, 2026	001-40254
3.9	Certificate of Designations for Series C Preferred Stock		8-K	3.2	March 19, 2026	001-40254
3.10	Certificate of Designations for Series D Preferred Stock		8-K	3.3	March 19, 2026	001-40254
3.11	Second Amended and Restated Bylaws of the Registrant		10-K	3.11	March 31, 2026	001-40254
4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1/A	4.1	March 10, 2021	333-252671
4.2	Form of Underwriter Warrant		S-1/A	4.2	March 10, 2021	333-252671
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering		S-1	4.3	February 2, 2021	333-252671
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering		S-1	4.4	February 2, 2021	333-252671

4.5	Form of Warrant to Purchase Common Stock issued in 2020		S-1	4.6	February 2, 2021	333-252671
4.6	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	x
4.7	Form of Warrant to Purchase Common Stock		8-K	4.1	January 31, 2023	001-40254
4.8	Warrant Agent Agreement, dated January 31, 2023, by and between the Registrant and Pacific Stock Transfer Company		8-K	4.2	January 31, 2023	001-40254
4.9	Form of Pre-Funded Warrant issued in April 2024		8-K	4.1	April 3, 2024	001-40254
4.10	Form of Warrant issued in April 2024		8-K	4.2	April 3, 2024	001-40254
4.11	Form of Warrant issued in August 2024		10-Q	4.11	November 14, 2024	001-40254
10.1	Movano Inc. Amended and Restated 2019 Omnibus Incentive Plan †		S-1/A	10.1	March 10, 2021	333-252671
10.2	Form of Stock Option Award Agreement under 2019 Omnibus Incentive Plan †		S-1	10.2	February 2, 2021	333-252671
10.3	Non-Employee Director Compensation Policy †(effective in fiscal year 2025)		10-K	10.3	March 30, 2022	001-40254
10.4	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers †		S-1	10.4	February 2, 2021	333-252671
10.5	Offer Letter, dated November 29, 2019, by and between the Registrant and Michael Leabman †		S-1	10.5	February 2, 2021	333-252671
10.6	Offer Letter, dated November 29, 2019, by and between the Registrant and J. Cogan †		S-1	10.7	February 2, 2021	333-252671
10.7	Form of 2020 Note Purchase Agreement		S-1	10.16	February 2, 2021	333-252671
10.8	Amended and Restated Lead Investor Agreement, dated August 27, 2020, between the Registrant and Maestro Venture Partners, LLC		S-1	10.17	February 2, 2021	333-252671
10.9	Offer Letter, dated February 8, 2021, by and between the Registrant and John Mastrototaro †		S-1/A	10.17	March 10, 2021	333-252671
10.10	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and Michael Leabman †		S-1/A	10.18	March 10, 2021	333-252671
10.11	First Amendment to Employment Letter Agreement, dated February 10, 2021, by and between the Registrant and J. Cogan †		S-1/A	10.20	March 10, 2021	333-252671
10.12	Amendment No. 1 to Movano Inc. Amended and Restated Omnibus Incentive Plan †		8-K	10.1	June 22, 2022	001-40254
10.13	Amendment No. 2 to Movano Inc. Amended and Restated Omnibus Incentive Plan †		8-K	10.1	July 10, 2024	001-40254
10.14	Amendment No. 3 to Movano Inc. Amended and Restated Omnibus Incentive Plan †		8-K	10.1	December 17, 2025	001-40254
10.15	Corvex, Inc. 2024 Equity Incentive Plan	x
10.16	Office Lease, dated March 29, 2021, by and between Bernal Corporate Park II-E, LLC and the Company		10-K	10.18	April 9, 2025	001-40254
10.17	First Amendment to Office Lease, dated April 22, 2022, by and between Bernal Corporate Park II-E, LLC and the Company		10-K	10.19	April 9, 2025	001-40254
10.18	Second Amendment to Office Lease, dated January 9, 2024, by and between Bernal Corporate Park II-E, LLC and the Company		10-K	10.20	April 9, 2025	001-40254

10.19	Third Amendment to Office Lease, dated June 19, 2024, by and between Bernal Corporate Park II-E, LLC and the Company		10-K	10.21	April 9, 2025	001-40254
10.20	Loan Agreement and Promissory Note, dated August 6, 2025, by and between the Registrant and Evie Holdings LLC		10-Q	10.1	November 14, 2025	001-40254
10.21	First Amendment to Loan Agreement, dated November 3, 2025, by and between the Registrant and Evie Holdings LLC		10-Q	10.2	November 14, 2025	001-40254
10.22	Second Amendment to Loan Agreement, dated November 6, 2025, by and between the Registrant and Evie Holdings LLC		10-Q	10.3	November 14, 2025	001-40254
10.23	Third Amendment to Loan Agreement, dated March 19, 2026, by and between the Registrant and Evie Holdings, LLC		8-K	10.3	March 19, 2026	001-40254
10.24	Security Agreement, dated August 6, 2025, by and between the Registrant and Evie Holdings LLC		10-Q	10.4	November 14, 2025	001-40254
10.25	Intellectual Property Security Agreement, dated August 6, 2025, by and between the Registrant and Evie Holdings LLC		10-Q	10.5	November 14, 2025	001-40254
10.26	Form of Support Agreement		8-K	10.1	November 10, 2025	001-40254
10.27	Form of Lock-Up Agreement		8-K	10.2	November 10, 2025	001-40254
10.28	Form of Series A Subscription Agreement		8-K	10.3	November 10, 2025	001-40254
10.29	ChEF Purchase Agreement, by and between the Registrant and Chardan Capital Markets LLC		8-K	10.4	November 10, 2025	001-40254
10.30	ChEF Registration Rights Agreement, by and between the Registrant and Chardan Capital Markets LLC		8-K	10.5	November 10, 2025	001-40254
10.31	Corvex, Inc. Director Compensation Policy† (effective fiscal year 2026)		8-K	10.4	March 19, 2026	001-40254
10.32	Employment Agreement, dated as March 19, 2026, by and between the Company and Seth Demsey†		8-K	10.5	March 19, 2026	001-40254
10.33	Employment Agreement, dated as March 19, 2026, by and between the Company and Jay Crystal†		8-K	10.6	March 19, 2026	001-40254
10.34	Form of Indemnification Agreement†		8-K	10.7	March 19, 2026	001-40254
19.1	Insider Trading Policy		10-K	19.1	March 31, 2026	001-40254
21.1	Subsidiaries of the Company		10-K	21.1	March 31, 2026	001-40254
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm of Movano Inc.		10-K	23.1	March 31, 2026	001-40254
23.2	Consent of Baker Tilly US, LLP, former Independent Registered Public Accounting Firm of Movano Inc.		10-K	23.2	March 31, 2026	001-40254
24.1	Power of Attorney (included on signature page)		10-K	24.1	March 31, 2026	001-40254
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer		10-K	32.1	March 31, 2026	001-40254
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer		10-K	32.1	March 31, 2026	001-40254
31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	x
31.4	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	x
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*		10-K	32.1	March 31, 2026	001-40254
97.1	Incentive-Based Compensation Recovery Policy†		10-K	97.1	March 31, 2026	001-40254
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement
*	Furnished herewith
#	The schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corvex, Inc.

Dated: April 27, 2026	By:	/s/ J Cogan
J Cogan Chief Financial Officer (Principal Financial and Accounting Officer)