Form 10-Q
period 2026-03-31
Corvex, Inc.
filed 2026-05-19
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 14, 2026, there were (i) 1,981,047 shares of the registrant’s common stock outstanding, (ii) 2,804 shares of the registrant’s Series A Preferred Stock outstanding, (iii) 23,551.5195 shares of the registrant’s Series C Non-Voting Convertible Preferred Stock outstanding and (iv) 30,227.0524 shares of the registrant’s Series D Non-Voting Convertible Preferred Stock outstanding.

CORVEX, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Corvex, Inc.

Condensed Consolidated Financial Statements of

Corvex, Inc .

(unaudited)

March 31, 2026

Corvex, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$29,330	$2,827
Accounts receivable, net	1,504	–
Inventory	1,776	1,766
Prepaid expenses and other current assets	5,293	394
Total current assets	37,903	4,987
Property and equipment, net	29,074	101
Operating lease right-of-use assets, net	3,792	415
Intangible assets, net	15,359	–
Goodwill	518,263	–
Other assets	92	97
Total assets	604,483	5,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	3,668	3,477
Accrued liabilities	1,535	683
Deferred revenue, current	2,226	12
Bridge loan (related party)	4,500	4,382
Operating lease liabilities, current	1,893	253
Finance lease liabilities, current	3,856	–
Total current liabilities	17,678	8,807
Operating lease liabilities, non-current	2,090	267
Finance lease liabilities, non-current	6,559	–
Deferred revenue, non-current	2,153	–
Total non-current liabilities	10,802	267
Total liabilities	28,480	9,074

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at March 31, 2026; 56,639 and 3,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	574,469	–
Common stock, $0.0001 par value, 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 1,921,809 and 1,228,272 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	–	10
Additional paid-in capital	172,931	162,908
Accumulated deficit	(171,397)	(166,392)
Total stockholders’ equity (deficit)	576,003	(3,474)
Total liabilities and stockholders’ equity	$604,483	$5,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE:
Revenue - AI Platform and services	$475	$–
Revenue - Connected devices and services	35	206
Total revenue	510	206

OPERATING EXPENSES:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	247	–
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	265	642
Depreciation and amortization	326	38
Technology and infrastructure	822	2,364
Sales and marketing	304	763
General and administrative	3,393	1,637
Total operating expenses	5,357	5,444

Loss from operations	(4,847)	(5,238)

Other (expense) income, net:
Interest expense (related party)	(178)	–
Interest and other income, net	20	60
Other (expense) income, net	(158)	60

Loss before provision for income taxes	(5,005)	(5,178)
Income tax provision	–	–
Net loss	$(5,005)	(5,178)

Cumulative dividends on Series A preferred stock	$(96)	$–
Net loss attributable to common stockholders	$(5,101)	(5,178)

Net loss per share, basic and diluted	$(3.13)	$(5.35)

Weighted average shares used in computing net loss per share, basic and diluted	1,628,515	967,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	–	$–	928,911	$–	$155,462	$(148,107)	$7,355
Stock-based compensation	–	–	–	–	299	–	299
Issuance of common stock	–	–	26,641	–	758	–	758
Net loss	–	–	–	–	–	(5,178)	(5,178)
Balance at March 31, 2025	–	$–	955,552	$–	$156,519	$(153,285)	$3,234

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
Three Months Ended March 31, 2026	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2025	3,000	$–	1,228,272	$10	$162,908	$(166,392)	$(3,474)
Stock-based compensation	–	–	–	–	2,178	–	2,178
Series B preferred stock issued in connection with the Merger	241	2,576	–	–	–	–	2,576
Series C preferred stock issued in connection with the Merger	23,412	250,737	–	–	–	–	250,737
Series D preferred stock issued in connection with the Merger	30,227	323,732	–	–	–	–	323,732
Common stock issued upon conversion of Series B Preferred stock	(241)	(2,576)	240,544	–	2,576	–	–
Issuance of replacement awards in connection with the Merger	–	–	–	–	4,866	–	4,866
Issuance of common stock upon exercise of options	–	–	427,244	–	393	–	393
Stock split rounding adjustment	–	–	–	(10)	10	–	–
Issuance of common stock from restricted stock units	–	–	25,749	–	–	–	–
Net loss	–	–	–	–	–	(5,005)	(5,005)
Balance at March 31, 2026	56,639	$574,469	1,921,809	$–	$172,931	$(171,397)	$576,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,005)	$(5,178)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	326	38
Stock-based compensation	2,178	299
Noncash lease expense	–	8
Write down of inventory to net realizable value	32	–
Amortization of debt discount (related party)	118	–
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(162)	–
Inventory	(42)	(212)
Prepaid expenses and other current assets	(747)	142
Other assets	48	(4)
Accounts payable	(1,362)	509
Deferred revenue	27	(18)
Operating lease liabilities, net	50	–
Accrued liabilities	251	113
Net cash used in operating activities	(4,288)	(4,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,238)	–
Cash acquired in business combination	36,679	–
Net cash provided by investing activities	30,441	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease liabilities	(32)	–
Issuance of common stock, net of issuance costs	–	758
Issuance of common stock upon exercise of stock options	382	–
Net cash provided by financing activities	350	758

Net increase (decrease) in cash and cash equivalents	26,503	(3,545)
Cash and cash equivalents at beginning of period	2,827	7,902
Cash and cash equivalents at end of period	$29,330	$4,357

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1	$–
Cash paid for taxes	$–	$–

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon exercise of stock options in exchange for receivable	$11	$–
Business acquired by issuance of equity instruments	$581,911	$–
Broker receivable recorded in prepaid and other current assets for payroll withholding taxes	$97	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex Inc.

Notes to the Condensed Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Unaudited)

NOTE 1 - BUSINESS ORGANIZATION, NATURE OF OPERATIONS

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

The Merger was completed on March 19, 2026 in accordance with the terms of the Amended and Restated Agreement and Plan of Merger, dated March 19, 2026 (the “Merger Agreement”), by and among the Company, Thor Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Corvex OpCo. The Merger Agreement amends and restates in its entirety the prior merger agreement between the parties which was entered into and announced on November 6, 2025 (the “Prior Merger Agreement”). The Company has been determined to be both the legal and accounting acquirer of Corvex OpCo.

Pursuant to the Merger Agreement, the Company issued to the prior security holders of Corvex OpCo (i) 240.562 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), which on an as-converted basis represented no more than 19.9% of the Company’s outstanding common stock, par value $0.0001 per share (the “Common Stock”) immediately prior to the Merger, (ii) 23,551.5195 shares of Series C Convertible Non-Voting Preferred Stock (“Series C Preferred Stock”) and (iii) 30,227.0524 shares of Series D Convertible Non-Voting Preferred Stock (“Series D Preferred Stock”). 140 shares of Series C Preferred Stock are subject to the Company’s right to repurchase such shares in the event of the termination of the holders’ employment with the Company. Each share of Series B Preferred Stock automatically converted into 1,000 shares of Common Stock on March 31, 2026. Subject to stockholders approving such conversion, (1) each share of Series C Preferred Stock will automatically convert into 1,000 shares of Common Stock and (2) each share of Series D Preferred Stock will be convertible into 1,000 shares of Common Stock. In connection with the Merger Agreement, the Company completed a 1.358-for-1 stock split, effected as a 35.8% stock dividend of its issued and outstanding Common Stock (the “2026 Stock Dividend”). As a result of the 2026 Stock Dividend, each share of Common Stock issued and outstanding at the close of business on March 30, 2026 was automatically converted into 1.358 shares of Common Stock and was distributed on approximately April 6, 2026. Additional shares of Common Stock that would have been issuable to the holders of record of Series A Preferred Stock, Warrants, and vested and outstanding stock options and RSUs, if they had converted or exercised such securities into Common Stock on March 30, 2026, will become issuable upon the conversion of the Series A Preferred Stock, Warrants, and vested and outstanding stock options and RSUs. Shares of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and all assumed Corvex OpCo equity awards were not eligible to be adjusted by the 2026 Stock Dividend.

The information included in these condensed consolidated financial statements and the related notes present only the historical operations of the Company through March 19, 2026 which is prior to the completion of the Merger and combined results of the Company and Corvex OpCo for the twelve days post completion of the Merger.

Following the closing of the Merger, the Company has an Artificial Intelligence (“AI”) cloud computing business that specializes in Graphic Processing Unit-accelerated (“GPU”) infrastructure for AI workloads and a healthcare business that consists of our wellness ring (formerly referred to as the Evie Ring) (the “Wellness Ring”), a wearable designed specifically for women that was launched in November 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Intercompany transactions are eliminated in the condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on March 31, 2026 with the United States Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025, has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

Reclassifications

As a result of the acquisition of Corvex OpCo and in connection with the preparation of these condensed consolidated financial statements, certain reclassifications were made to the prior periods presentation to conform to the Company’s current consolidated financial statement presentation.

Principles of Consolidation

The consolidated financial statements comprise the financial statements of the Company and its subsidiaries that it controls due to ownership of a majority voting interest or if the subsidiary is a variable interest entity (“VIE”) where the Company has been determined to be the primary beneficiary. For controlled subsidiaries that are not wholly owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Significant estimates and assumptions reflected in these condensed consolidated financial statements include but are not limited to the fair value of stock options, income taxes, useful lives assigned to property and equipment, the discount rates used for operating and finance leases, valuation of acquired intangible assets, allocation of fair value for the assets and liabilities acquired, the assessment of recoverability of intangible assets, goodwill, long-lived assets and their estimated useful lives. Estimates are periodically reviewed considering changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

On October 10, 2025, the Company completed a 1-for-10 reverse stock split of its issued and outstanding Common Stock (the “2025 Reverse Stock Split”). As a result of the 2025 Reverse Stock Split, each share of Common Stock issued and outstanding immediately prior to October 10, 2025 was automatically converted into one-10th (1/10th) of a share of Common Stock. The 2025 Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2025 Reverse Stock Split would result in a stockholder owning a fractional share. If the split results in fractional shares, then the number of shares for the stockholder is rounded upward. No cash was issued for fractional shares as part of the 2025 Reverse Stock Split.

The 2025 Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock. All outstanding stock options, restricted stock units and warrants entitling their holders to obtain shares of the Company’s Common Stock were adjusted, as required by the terms of these securities.

All common share and per-share amounts in these financial statements have been retroactively restated to reflect the effect of the 2025 Reverse Stock Split.

2026 Stock Dividend

In connection with the Merger Agreement, the Company declared a stock dividend of 0.358 shares of Common Stock for every share outstanding at the close of business on March 30, 2026 (the “Stock Dividend”). The Stock Dividend is being accounted for as a 1.358-for-1 stock split of its outstanding shares of Common Stock pursuant to ASC 505-20-25-1 through 6. The Stock Dividend was distributed on approximately April 6, 2026. The additional shares of Common Stock that would have been issuable to the holders of record of Series A Preferred Stock, Warrants, and vested and outstanding stock options and restricted stock units (“RSUs”), if they had converted or exercised such securities into Common Stock on the record date of the dividend, will become issuable upon the conversion or exercise of such securities. Shares of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and all assumed Corvex OpCo equity awards were not eligible to receive the Stock Dividend.

The Stock Dividend affected all of the Company’s common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Stock Dividend resulted in a stockholder of record owning a fractional share. Stockholders of record who were otherwise entitled to receive a fractional share, instead received cash in lieu of such fractional share equal to such fraction multiplied by the closing trading price of the Company’s Common Stock on the Nasdaq on the trading day immediately prior to the payment date.

The Stock Dividend did not change the par value of the Common Stock or the authorized number of shares of Common Stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s equity plans and grants thereunder, as applicable. Additionally, proportionate adjustments were made to the exercise prices and the number of shares underlying all outstanding warrants, as required by the terms of these securities.

All common share and per-share amounts in the consolidated financial statements have been retroactively restated to reflect the effect of the Stock Dividend.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Following the acquisition, the Company views its operations and manages its business as two operating and reportable segments. The Company’s CODM, the Chief Executive Officer, allocates resources and assesses performance based upon financial information, which includes net loss as the reported measure of segment profit or loss for each reportable segment. The CODM reviews and utilizes functional expenses (cost of revenue, technology and infrastructure, sales and marketing, and general and administrative) at the reportable segment level to manage the Company’s operations. Revenues from the sale of AI Platform and services and Connected devices and services have only been generated in the United States. Service level agreement (“SLA”) credits and platform services were immaterial for the three months ended March 31, 2026.

The table below presents information about reported segments for the three months ended March 31 (except for asset information for 2025 that is presented as of December 31):

	March 31, 2026
	AI Platform and services	Connected devices and services	Total
Revenue	$475	$35	$510
Less:
Cost of revenue - AI Platform and services (exclusive of D&A)	247	–	247
Cost of revenue - Connected devices and services (exclusive of D&A)	–	265	265
Depreciation and amortization	295	31	326
Technology and infrastructure	169	653	822
Sales and marketing	103	201	304
General and administrative	1,298	2,095	3,393
Loss from operations	$(1,637)	$(3,210)	$(4,847)
Other expense (income)	(12)	170	158
Loss before provision for income taxes	$(1,625)	$(3,380)	$(5,005)
Income tax provision	–	–	–
Net loss	$(1,625)	$(3,380)	$(5,005)

	March 31, 2025
	AI Platform and services	Connected devices and services	Total
Revenue	$–	$206	$206
Less:
Cost of revenue - AI Platform and services (exclusive of D&A)	–	–	–
Cost of revenue - Connected devices and services (exclusive of D&A)	–	642	642
Depreciation and amortization	–	38	38
Technology and infrastructure	–	2,364	2,364
Sales and marketing	–	763	763
General and administrative	–	1,637	1,637
Loss from operations	$–	$(5,238)	$(5,238)
Other expense (income)	–	(60)	(60)
Loss before provision for income taxes	$–	$(5,178)	$(5,178)
Income tax provision	–	–	–
Net loss	$–	$(5,178)	$(5,178)

	As of March 31, 2026
	AI Platform and services	Connected devices and services	Total
Property and equipment, net	$28,999	$75	$29,074
Capital expenditures	6,238	–	6,238
Total assets	$600,128	$4,355	$604,483

	As of December 31, 2025
	AI Platform and services	Connected devices and services	Total
Property and equipment, net	$–	$101	$101
Capital expenditures	–	–	–
Total assets	$–	$5,600	$5,600

Cash and Cash Equivalents

The Company invests its excess cash primarily in money market funds, commercial paper, and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk and Off Balance Sheet Risk

The Company is subject to certain risks and uncertainties that could have a material adverse effect on its business, financial condition, results of operations, or cash flows primarily due to concentration of credit risk, significant customers, and supplier concentration.

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts and institutional money market funds. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of March 31, 2026 at two financial institutions that totaled approximately $29.3 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

The Company is dependent on third-party manufacturers to supply products for manufacturing as well as research and development activities. These programs could be adversely affected by a significant interruption in the supply of such materials. As of March 31, 2026 and 2025, no individual supplier accounted for more than 10% of total purchases. The Company has no financial instruments with off-balance sheet risk of loss.

Significant Customers

One customer accounted for approximately 52% of the Company’s revenue for the three months ended March 31, 2026, related to the Company’s AI cloud computing business. No customer represented 10% or more of revenue for the three months ended March 31, 2025.

Accounts Receivable, Net and Allowance for Expected Credit Losses

Accounts receivable represents amounts billed to customers for services provided in the ordinary course of business. Payment terms generally require payment upon receipt of invoice. Accounts receivable are stated at the amounts management expects to collect. The Company evaluates the collectability of its receivables on an ongoing basis using relevant available information, including historical collection experience, current economic conditions, and specific customer circumstances. Based on this evaluation, management determined that no allowance for credit losses was necessary as of March 31, 2026.

Inventory

Inventory consists of raw materials and is stated at the lower of cost or net realizable value. Cost comprises purchase price and incidental expenses incurred in bringing the inventory to its present location and condition. Cost is computed using the weighted-average cost method.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation. Property and equipment comprises technology equipment (servers, switches, and other equipment) intended to be used in the Company’s operations, software, and computers and office equipment.

Expenditures for maintenance and repairs that do not extend the lives of the respective assets are expensed as incurred. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Depreciation expense is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Technology equipment	Shorter of lease term or 5 years
Computers and office equipment	3-5 years
Software	3-5 years

Goodwill

The Company will evaluate goodwill for impairment at least annually at the reporting unit level. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. For the purpose of impairment testing, goodwill acquired in a business combination is allocated to each of the Company’s reporting units that are expected to benefit from the combination. The Company evaluates changes in its reporting structure to assess whether that change impacts the composition of one or more of its reporting units. If the composition of the Company’s reporting units’ changes, goodwill is reassigned between reporting units using the relative fair value allocation approach.

The Company performs the annual impairment test of goodwill at October 1. In addition, the Company performs impairment tests during any reporting period in which events or changes in circumstances indicate that impairment may have occurred. To test goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the Company then performs a quantitative impairment test. Otherwise, the quantitative impairment test is not required. Under the quantitative impairment test, the Company would compare the estimated fair value of each reporting unit to its carrying value.

In assessing the fair value of the reporting units, the Company considers the market approach, the income approach, or a combination of both. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on several significant management assumptions, including estimated future revenue growth rates, gross margin on sales, operating margins, capital expenditures, tax rates and discount rates.

If the carrying amount of the reporting unit exceeds the calculated fair value, a loss on impairment is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment charge.

Intangible Assets

The Company’s definite-lived intangible assets are carried at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company estimates the useful life by estimating the expected period of economic benefit. Amortization of intangible assets is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets subject to amortization and property and equipment subject to depreciation, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted future cash flows expected to be generated by the asset to its carrying value. If the carrying amount of a long-lived asset exceeds the expected undiscounted cash flows, an impairment loss is recognized in an amount equal to the excess of the asset’s carrying value over its fair value. Fair value is determined using valuation techniques such as discounted cash flow models, market comparisons, and, where applicable, independent third-party appraisals. No impairment losses were recorded during the three months ended March 31, 2026 and 2025.

Revenue

The Company recognizes revenue from contracts with customers upon transfer of control of promised goods or services at the transaction price which reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). Revenue is recognized when services are delivered. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for services. The Company determines revenue recognition by applying the following five steps:

●	Identification of the contract, or contracts, with the customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of the revenue when, or as, a performance obligation is satisfied

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

Contract assets represent the Company’s rights to consideration in exchange for goods or computing services that the Company has transferred to a customer but where the right to consideration is conditional on something other than the passage of time. In some arrangements, a right to consideration for the Company’s performance under the customer contract may occur before invoicing the customer, resulting in an unbilled accounts receivable. These unbilled accounts receivable represent amounts earned but not yet invoiced and are recognized in accordance with the performance obligations satisfied. Such amounts have been immaterial for the periods presented.

The Company records a contract liability for deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. Deferred revenue, including current and non-current balances at March 31, 2026 and December 31, 2025 was $4.4 million and $12 thousand, respectively. As of March 31, 2026, the Company expects $2.2 million of total deferred revenue to be realized in less than a year.

A description of our principal revenue generating activities is as follows:

AI Platform and services

Revenue associated with AI Platform and services is generated through fixed-term contracts under which Corvex reserves compute and storage capacity across its fleet of servers and provides related support services. Customers pay a fixed fee for the reserved capacity and contracted services over the contract term, regardless of the level of utilization.

Compute capacity is delivered across two infrastructure tiers: (1) high-performance GPU servers for intensive AI training and inference workloads, and (2) virtual machines provisioned on shared CPU servers for general-purpose compute, development, testing, and supporting AI workloads such as data preprocessing and orchestration. Customers may also contract for integrated storage capacity and platform services, including managed Kubernetes, confidential computing, and service packages. The Company’s primary performance obligation is to stand ready to provide access to specified compute capacity, enabling customers to submit and process workloads on GPU and CPU servers. Access to the Corvex AI cloud interface and standard technical support are not distinct in the context of the contract and are therefore combined into a single performance obligation with compute access. For customers that purchase optional storage services, the Company provides a separate performance obligation for access to hosted storage capacity.

Revenue from compute and storage capacity as well as from platform services is recognized over time as customers simultaneously receive and consume the benefits of the services as they are provided. The Company measures progress toward satisfaction of its stand-ready performance obligation on a straight line basis over the committed contract term. Revenue from optional storage services and platform services were immaterial for the three months ended March 31, 2026.

The Company’s contracts with customers include variable consideration in the form of SLA credits, which may reduce the transaction price if availability thresholds are not met. Such credits are recognized as variable consideration, and the reduction in revenue is allocable to the month in which the SLA threshold is not achieved. SLA credits were immaterial for the three months ended March 31, 2026.

Revenue - Connected devices and services

The Company generates revenue from the sale of Wellness Rings, portable chargers, charging cables, ring sizers, and mobile applications. As part of the purchase, customers also receive customer support and future unspecified software updates. These items are collectively referred to as the Wellness Ring Elements, each of which is distinct and a separate performance obligation. The Company recognizes revenue when control is transferred to the customer in an amount that reflects the net consideration to which the Company expects to be entitled.

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

Cost of Revenue

Cost of Revenue - AI Platform and services

Cost of revenue, exclusive of depreciation and amortization, primarily consists of costs related to operating data centers and the production environment used to provide services to customers, such as utilities including power, rent, labor costs and network access. Cost of revenue also includes personnel and other costs attributable to supporting and maintaining the Company’s computing environment used to deliver current-period services to customers, including compensation-related expenses and allocated overhead associated with these activities. The Company includes both direct costs and indirect costs that are attributable to the operation of the production environment. General corporate overhead, not attributable to current-period service delivery is excluded from cost of revenue.

The Company operates data centers and has co-location service agreements, which are accounted for as operating leases. These agreements generally commit the Company to pay monthly fees plus additional fees for bandwidth usage above the committed level.

Cost of revenue - Connected devices and services

Costs of revenue, exclusive of depreciation and amortization, consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, customer support, data hosting services and other costs, which are directly attributable to the production of the Company’s product. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of revenue.

Technology and Infrastructure

In connection with the acquisition of Corvex OpCo, the Company has separately classified expenses related to technology and infrastructure within the condensed consolidated statements of operations and comprehensive loss. Technology and infrastructure expense consists of costs associated with our infrastructure, such as personnel costs for employees associated with research and development of new and existing products and services or with maintaining our computing infrastructure, such as salaries and benefits, bonuses, stock-based compensation expense, lab supplies and facility costs, travel expenses, fees paid to non employees conducting certain research activities and other related expenses, and costs related to software subscriptions. The Company’s technology and infrastructure efforts are dedicated towards developing new services, improving the Company’s existing infrastructure, adding new features, bringing the latest compute technology to market and improving the accessibility of the Company’s services. Technology and infrastructure costs were $822 thousand and $2.4 million for the three months ended March 31, 2026 and 2025, respectively.

Sales and Marketing

In connection with the acquisition of Corvex Opco, the Company has separately classified expenses related to sales and marketing within the condensed consolidated statements of operations and comprehensive loss. Sales and marketing expense consists of personnel costs associated with selling and marketing the Company’s services, such as salaries, stock-based compensation expense, commissions, bonuses, and other related expenses, third-party professional services costs, and advertising costs associated with marketing programs.

The Company expenses advertising costs as they are incurred. Advertising expenses were approximately $30 thousand and $237 thousand for the three months ended March 31, 2026 and 2025, respectively. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company measures equity classified stock-based awards granted to employees, directors, and non employees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term, the volatility of the Company’s Common Stock, and an assumed risk-free interest rate. The Company accounts for forfeitures as they occur.

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). Operating lease right-of-use (“ROU”) assets and liabilities are presented separately in the consolidated balance sheets, while finance leases ROU assets are included in property and equipment. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate.

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

For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, amortization expense of the right of use assets is recognized on a straight-line basis over the lease term and the interest component is recognized utilizing the effective interest method over the lease term and included in interest and other income, net in the condensed consolidated statements of operations and comprehensive loss. Lease and non-lease components within a contract are generally accounted for separately. Short-term leases of twelve months or less, if any are expensed as incurred which approximates the straight-line basis due to the short-term nature of the leases.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three months ended March 31, 2026 and 2025, respectively.

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

Business Combination

We include the results of operations of the businesses that we acquire from the date of acquisition. We determine the fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and selection of comparable companies. Key assumptions utilized in these valuation models include forecasted revenue growth rates, operating margins, customer attrition, contributory asset charges, royalty rates, and discount rates derived from market participant perspectives. The discount rates applied are generally based on an estimated weighted average cost of capital, reflecting the risks associated with the projected cash flows. Our estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

When we issue cash payments or grants of equity to selling stockholders in connection with an acquisition, we evaluate whether the payments or awards are compensatory. This evaluation includes whether cash payments or stock award vesting is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for the cash to be paid or stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.

Acquired intangible assets with a definite useful life are amortized over their estimated useful lives on a straight-line basis. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

The Company evaluates the recoverability of acquired intangible assets on an annual basis, or more frequently whenever circumstances indicate an intangible asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. If the future undiscounted cash flows do not exceed the carrying amount of the assets, an impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The pronouncement’s amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update (i) remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40, (ii) specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements, (iii) clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs, and (iv) supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. The pronouncement’s amendments are effective for all entities for annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this update require entities to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock using the PIK dividend rate stated in the preferred stock agreement, rather than at fair value. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement and does not expect that it will have a significant impact on the Company’s consolidated financial condition or results of operations.

NOTE 3- ACQUISITIONS

On March 19, 2026, the Company completed its acquisition of 100% of the equity interests of Corvex OpCo, an AI cloud computing company specializing in GPU-accelerated infrastructure for AI workloads. The acquisition was undertaken to expand the Company’s AI infrastructure capabilities and strengthen its position in the high-performance compute market. The transaction provides access to Corvex OpCo’s infrastructure platform, engineering resources, and customer relationships, and is expected to enhance the Company’s ability to deliver scalable compute solutions to customers with AI and data-intensive workloads.

Pursuant to the terms of the Merger Agreement, total consideration consisted of the following:

●	240.5620 shares of Series B Preferred Stock which were converted into 240,544 shares of Common Stock on March 31, 2026.

●

23,551.5195 shares of Series C Preferred Stock, which are convertible into approximately 23,551,502 shares of Common Stock, subject to stockholder approval at the Company’s 2026 Annual Meeting of Stockholders. There are 140 shares of Series C Preferred Stock subject to repurchase that have been excluded from the US GAAP purchase consideration.

●	30,227.052 shares of Series D Preferred Stock, which shares shall be convertible into approximately 30,227,050 shares of Common Stock, subject to stockholder approval at the Company’s 2026 Annual Meeting of Stockholders.

Collectively, the Series B, Series C and Series D Preferred Stock are referred to collectively as “Payment Shares” on that basis that each share will be convertible to Common Stock and each Payment Share, on an as converted basis, represents one thousand shares of the combined company, which is the basis for the determination of the estimated purchase price.

In connection with the acquisition, the Company issued replacement awards for Corvex OpCo’s pre-existing stock options and restricted stock units.

Total consideration transferred in the acquisition was $581.9 million, consisting of the following (in thousands, except share data):

Fair value of Payment Shares at $10.71 per common share equivalent	$577,045
Fair value of assumed Corvex OpCo equity awards attributable to pre-combination services	4,866
Total consideration	$581,911

The acquisition-related costs were $1.8 million of which $719 thousand were incurred during the three months ended March 31, 2026 and were recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026.

We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of acquisition. These estimates and assumptions are believed to be reasonable, but they are inherently uncertain and may be subject to material change as additional information becomes available during the respective measurement period, which will not exceed 12 months from applicable acquisition date. The allocation of purchase price below is preliminary because the fair values of intangible assets, and certain tangible assets and liabilities, income taxes, and the determination of the useful lives of intangible assets has not been finalized. The acquired business contributed revenue of $475 thousand and a net loss of $1.63 million for the period from March 19, 2026 to March 31, 2026.

The preliminary fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Cash and cash equivalents	$36,678
Accounts receivable, net	1,342
Prepaid expenses and other current assets	596
Property and equipment, net	26,412
Operating lease right-of-use assets	3,477
Intangible assets	15,400
Goodwill	518,263
Total assets acquired	$602,168

Accounts payable	1,552
Accrued liabilities	443
Deferred revenue	4,340
Operating lease liabilities, current	1,605
Finance lease liabilities, current	3,798
Operating lease liabilities, non-current	1,921
Finance lease liabilities, non-current	6,598
Total liabilities assumed	$20,257

Total purchase price	$581,911

The acquired assets and assumed liabilities were recorded at their preliminary estimated fair values. The following table presents the amounts allocated to the intangible assets identified as of the date of acquisition and the estimated useful lives (in thousands):

	Fair value	Useful life (in years)
Customer relationships	$5,190	7
Tradename	10,210	20
	$15,400

Customer relationships represent the preliminary fair value of future projected revenue that will be derived from revenue with existing Corvex OpCo customers. The fair value was determined using the multi-period excess earnings method. The economic useful life was determined based on historical customer turnover rates, including revenue retention and churn rates, as well as the contractual terms and renewal characteristics of customer arrangements. The Company also evaluated qualitative factors specific to its compute capacity services, including the level of integration of its infrastructure within customer operations, switching costs, and the pace of technological change in the underlying compute and AI ecosystem.

Tradename refers to Corvex OpCo brand assets. The preliminary fair value was determined by applying the relief-from-royalty method This method is based on the application of a royalty rate to forecasted revenue attributable to the Company’s acquired brand assets. The economic useful life was determined based on the expected usage period of the brand assets and the anticipated cash flows over the forecast period.

Amortization related to the acquired intangible assets was approximately $41 thousand for the three months ended March 31, 2026.

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated operational synergies from the integration of Corvex’s technology and resources to deploy AI infrastructure demand at scale with a differentiated product offering, growing sales pipeline and leadership experienced in large-scale distributed computing and software development. All Goodwill is assigned to the AI Platform and services segment.

The table below presents supplemental unaudited pro forma information as if Corvex OpCo acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2025. Pro forma results include adjustments for amortization of intangible assets and right of use assets, depreciation of property and equipment, and stock-based compensation and do not include any projected cost savings or other anticipated benefits of the Merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

	Three months ended March 31,
	2026	2025
Revenue:
Revenue - AI Platform and services	$3,598	$1,145
Revenue - Connected devices and services	35	206
Total revenue	3,633	1,351
Net loss	$(16,040)	$(17,082)

NOTE 4 - FAIR VALUE MEASUREMENTS

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair values as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3	Significant unobservable inputs that cannot be corroborated by market data.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The carrying amounts of prepaid expenses and other current assets, inventory, accounts payable, deferred revenue, and other current liabilities approximate fair value due to the short-term nature of these instruments.

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

Fair Value Measurements

	March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$422	$422	$–	$–
Total cash equivalents	$422	$422	$–	$–

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,360	$2,360	$–	$–
Total cash equivalents	$2,360	$2,360	$–	$–

NOTE 5- CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$28,908	$467
Money market funds	422	2,360
Total cash and cash equivalents	$29,330	$2,827

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of March 31, 2026 and December 31, 2025, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Technology equipment	$25,993	$310
Computers, office equipment and furniture	641	260
Construction in progress	2,973	–
Software	234	144
Total property and equipment	29,841	714
Less: accumulated depreciation	(767)	(613)
Total property and equipment, net	$29,074	$101

Total depreciation and amortization expense related to property and equipment for the three months ended March 31, 2026 was approximately $285 thousand including the amortization of right-of-use assets from finance leases of $131 thousand. Total depreciation and amortization expense related to property and equipment for the three months ended March 31, 2025, was approximately $38 thousand. Depreciation and amortization expense related to property and equipment is included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2026, prepaid expenses and other current assets include $3.4 million of advance payments for server purchases.

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill

The following table summarizes the changes to Goodwill (in thousands):

Amount
Balance at January 1, 2026	$–
Additions	518,263
Balance at March 31, 2026	$518,263

There was no goodwill as of December 31, 2025 and there were no impairment charges recorded for any periods presented.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands, except years):

	March 31, 2026
	Weighted-Average Remaining Useful Lives (in years)	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	7	$5,190	$(24)	$5,166
Tradename	20	10,210	(17)	10,193
Total		$15,400	$(41)	$15,359

Amortization expenses for intangible assets were $41 thousand for the three months ended March 31, 2026. There were no intangible assets as of December 31, 2025.

As of March 31, 2026, the expected future amortization expense related to intangible assets was as follows (in thousands):

Years Ending December 31,	Amount
2026	$1,211
2027	1,252
2028	1,252
2029	1,252
2030	1,252
Thereafter	9,140
Total expected future amortization expenses	$15,359

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued compensation	$364	$133
Accrued research and development	84	110
Accrued vacation	43	78
Accrued interest on bridge loan (related party)	132	72
Accrued fees for professional services	787	201
Other	125	89
	$1,535	$683

NOTE 9 - BRIDGE LOAN (RELATED PARTY)

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

On November 6, 2025, the Company entered into a second amendment to the Bridge Loan (the “Second Amendment”). The Second Amendment provides for an extension of the maturity date of the Bridge Loan to March 31, 2026 in exchange for the Company’s agreeing that upon any sale or other disposition of all or substantially all the Company’s assets prior to closing of the Merger, it will be obligated to repay the $1.5 million principal of the Bridge Loan, plus any other outstanding obligations plus a $3.0 million repayment premium. The Second Amendment further provides that if the outstanding obligations under the Bridge Loan are not satisfied prior to Closing, the Company’s intellectual property and other assets associated with its business prior to Closing will be transferred to the Lender in full satisfaction of such obligations. As a result, the remaining unamortized original issue discount was amortized using the effective interest method over the amended term ending March 31, 2026. No additional proceeds were received in connection with the amendment.

On March 19, 2026, the Company entered into a third amendment to the Bridge Loan (the “Third Amendment”). The Third Amendment provides for an extension of the maturity date of the Bridge Loan to June 30, 2026 in exchange for the Company’s agreeing that upon any sale or other disposition of all or substantially all the Company’s legacy assets, it will be obligated to repay the $1.5 million principal of the Bridge Loan, plus any other outstanding obligations plus a $3.0 million repayment premium and any other proceeds from the sale of such legacy assets. The Third Amendment further provides that if the outstanding obligation under the Bridge Loan has not been paid and the Company has not sold the legacy assets by the maturity date, the Company would transfer such assets to the lender on the maturity date in full satisfaction of the debt. No additional proceeds were received in connection with the amendment.

As of March 31, 2026, the carrying amount of the bridge loan was $4.5 million. Interest expense recognized for the three months ended March 31, 2026 was $177 thousand which includes $118 thousand related to the remaining amortization of the original issue discount and $60 thousand of accrued and unpaid interest.

NOTE 10 - COMMON STOCK AND PREFERRED STOCK

2026 Stock Dividend

In connection with the Merger Agreement, the Company completed the 2026 Stock Dividend. As a result of the 2026 Stock Dividend, each share of Common Stock issued and outstanding at the close of business on March 30, 2026 was automatically converted into 1.358 shares of Common Stock and was distributed on approximately April 6, 2026. Additional shares of Common Stock that would have been issuable to the holders of record of Series A Preferred Stock, Warrants, and vested and outstanding stock options and RSUs, if they had converted or exercised such securities into Common Stock on March 30, 2026, will become issuable upon the conversion of the Series A Preferred Stock, Warrants, and vested and outstanding stock options and RSUs. Shares of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and all assumed Corvex OpCo equity awards were not eligible to be adjusted by the 2026 Stock Dividend.

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, 1,921,809 and 1,228,272 shares were outstanding, respectively.

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

In June 2024, the Company replaced B. Riley Securities with Jones Trading as the Sales Agent for the Issuance Agreement.

During the three months ended March 31, 2026, the Company neither issued nor sold any shares through the Issuance Agreement. During the three months ended March 31, 2025, the Company issued and sold an aggregate of 26,642 shares of Common Stock through the Issuance Agreement at a weighted-average public offering price of $29.33 per share and received net proceeds of $758 thousand. As of March 31, 2026, the Issuance Agreement had been terminated as a result of the expiration of the Company’s Registration Statement on Form S-3.

Common Stock Reserved for Future Issuance

Common Stock reserved for future issuance at March 31, 2026 is summarized as follows:

March 31, 2026
Conversion of Series A preferred stock	764,432
Conversion of Series C preferred stock	23,551,502
Conversion of Series D preferred stock	30,227,050
Warrants to purchase common stock	438,547
Stock options outstanding	8,832,825
Settlement of restricted stock units	6,158,716
Stock options available for future grants	1,067,244
Total	71,040,316

Series A Convertible Preferred Stock

As of March 31, 2026 the Company had 3,000 issued and outstanding shares at an original issue price of $1,000 per share, with a conversion price of $5.50 plus 8% accrued and unpaid dividends. The 3,000 outstanding shares of Series A Preferred Stock are convertible into 746,978 shares of Common Stock, plus an additional 17,454 shares based on dividends in arrears as of March 31, 2026. The Series A class is convertible into Common Stock, at the option of the holder subject to a 4.99% beneficial ownership limitation, is non-participating, and carries voting rights together with the Common Stock. The class also includes protective provisions, registration rights, liquidated damages for registration failures, and investor indemnification provisions.

Series C Non-Voting Convertible Preferred Stock

In connection with the Merger the Company issued 23,551.5195 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”). Following stockholder approval, each share of Series C Preferred Stock will automatically convert into 1,000 shares of the Company’s Common Stock. Except as otherwise required by the Series C Certificate of Designations or applicable law, the Series C Preferred Stock does not have voting rights. However, for so long as any shares of Series C Preferred Stock remain outstanding, the Company may not take certain actions that would adversely affect the rights, preferences or privileges of the Series C Preferred Stock without the affirmative vote of the holders of a majority of the outstanding shares of Series C Preferred Stock. Holders of Series C Preferred Stock are entitled to receive dividends on an as-if-converted-to-Common Stock basis, in the same form and manner as dividends declared and paid on the Company’s Common Stock, when and if such dividends are declared, and are not entitled to any dividends payable pursuant to the Merger Agreement. Upon any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock ranks on parity with the Company’s Common Stock and junior to the Series A Preferred Stock with respect to distributions of assets.

Series D Non-Voting Convertible Preferred Stock

In connection with the Merger, the Company issued 30,227.0524 shares of Series D Non-Voting Convertible Preferred Stock (“Series D Preferred Stock”). Following stockholder approval, each share of Series D Preferred Stock will be convertible, at the option of the holder, into 1,000 shares of the Company’s Common Stock, effective as of 5:00 p.m. (Eastern time) on the third business day after such approval is obtained. Except as otherwise required by the Series D Certificate of Designations or applicable law, the Series D Preferred Stock does not have voting rights. However, for so long as any shares of Series D Preferred Stock remain outstanding, the Company may not take certain actions that would adversely affect the rights, preferences or privileges of the Series D Preferred Stock without the affirmative vote of the holders of a majority of the outstanding shares of Series D Preferred Stock. Holders of Series D Preferred Stock are entitled to receive dividends on an as-if-converted-to-Common Stock basis, in the same form and manner as dividends declared and paid on the Company’s Common Stock, when and if such dividends are declared, and are not entitled to any dividends payable pursuant to the Merger Agreement. Upon any liquidation, dissolution or winding up of the Company, the Series D Preferred Stock ranks on parity with the Company’s Common Stock and junior to the Series A Preferred Stock with respect to distributions of assets. Conversion of the Series D Preferred Stock is subject to a beneficial ownership limitation that prevents a holder from converting shares to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding Common Stock, which may be increased (up to 19.99%) or decreased at the holder’s option upon at least 61 days’ prior notice to the Company.

NOTE 11 - COMMON STOCK WARRANTS

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2026:

Warrant Issuance (BOD)	Issuance	Exercise Price	Outstanding, December 31, 2025	Granted	Exercised	Canceled/ Expired	Outstanding, March 31, 2026	Expiration
Underwriter Warrants	March 2021	$662.74	8,664	-	-	(8,664)	-	March 2026
January 2023 warrants	January 2023	$173.42	21,022	-	-	-	21,022	January 2028
February 2023 warrants	February 2023	$173.42	3,154	-	-	-	3,154	January 2028
August 2023 warrants	August 2023	$136.97	1,827	-	-	-	1,827	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.12	20,174	-	-	-	20,174	None
April 2024 warrants	April 2024	$45.00	406,934	-	-	-	406,934	April 2029
April 2024 warrants	April 2024	$48.61	2,607	-	-	-	2,607	April 2029
August 2024 warrants	August 2024	$45.00	3,003	-	-	-	3,003	August 2029
			467,385	-	-	(8,664)	458,721

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2025:

Warrant Issuance (BOD)	Issuance	Exercise Price	Outstanding, December 31, 2024	Granted	Exercised	Canceled/ Expired	Outstanding, March 31, 2025	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$154.64	2,653	-	-	-	2,653	April 2025
Preferred B Placement Warrants	April 2019	$231.95	4,199	-	-	-	4,199	April 2025
Convertible Notes Placement Warrants	August 2020	$283.81	1,556	-	-	-	1,556	August 2025
Underwriter Warrants	March 2021	$662.74	8,664	-	-	-	8,664	March 2026
January 2023 warrants	January 2023	$173.42	21,022	-	-	-	21,022	January 2028
February 2023 warrants	February 2023	$173.42	3,154	-	-	-	3,154	February 2028
August 2023 warrants	August 2023	$136.97	1,827	-	-	-	1,827	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.12	26,242	-	-	-	26,242	None
April 2024 warrants	April 2024	$45.00	406,934	-	-	-	406,934	April 2029
April 2024 warrants	April 2024	$48.61	2,607				2,607	April 2029
August 2024 warrants	August 2024	$6.11	3,003	-	-	-	3,003	August 2029
			481,861	-	-	-	481,861

NOTE 12 - STOCK-BASED COMPENSATION

2019 Equity Incentive Plan

As of March 31, 2026, the Company had 117,130 shares available for future grant pursuant to the 2019 Incentive Plan.

2021 Employment Inducement Plan

As of March 31, 2026, the Company had 18,106 shares available for future grant under the 2021 Inducement Plan.

2024 Equity Incentive Plan

As of March 31, 2026, the Company had 932,008 shares available for future grant under the 2024 Incentive Plan.

Before the Merger, Corvex OpCo maintained the 2024 Equity Incentive Plan (the “2024 Incentive Plan”) to help attract and retain eligible award recipients and to incentivize them to contribute to Corvex OpCo’s success. Under the Plan Corvex OpCo could issue up to 2,295,000 shares of Corvex OpCo common stock, subject to adjustment as provided in the Plan. On March 18, 2026, the Board of Directors of Corvex OpCo approved an increase in the aggregate number of shares of Corvex OpCo common stock that may be issued pursuant to the 2024 Equity Incentive Plan (the “2024 Plan”) from 2,295,000 to 7,097,718, an increase of 4,802,718 shares, subject to adjustment as provided in the 2024 Plan. The 2024 Plan was replaced by the Company in the Merger and the number of shares available under the 2024 Plan was increased to 15,795,897 to reflect the impact of the exchange ratio in the Merger.

As part of the Merger, 3,934,154 of Corvex OpCo’s outstanding stock options were assumed by the Company, representing 8,755,418 stock options after accounting for the exchange ratio in the Merger. Additionally, 2,744,776 of Corvex OpCo’s RSUs were replaced by the Company, representing 6,108,470 RSUs after accounting for the exchange ratio in the Merger. The fair value of these stock options and RSUs was approximately $148.5 million. Of this amount, $4.9 million was recognized in the total purchase price (Note 3). The remainder of the fair value of approximately $143.6 million will be recognized as compensation expense subsequent to the Merger until the year 2030.

The Company’s equity incentive plan permits certain employees to early exercise stock options prior to vesting. Shares issued upon exercise of unvested options are subject to the Company’s right of repurchase at the original exercise price until vested. Early exercised options are included in exercises in the stock option activity table. The Company recognizes stock-based compensation expense for these awards over the remaining requisite service period. As of March 31, 2026, 149,215 shares issued pursuant to early exercise remained subject to repurchase rights.

2026 Equity Incentive Plan

On March 19, 2026, the Company’s Board of Directors approved the 2026 Corvex Equity Incentive Plan (the “2026 Incentive Plan”), subject to stockholder approval at the Company’s 2026 Annual Meeting of Stockholders. The 2026 Incentive Plan will have 3,500,000 shares of Common Stock available for issuance following stockholder approval.

Stock Options

On February 16, 2026, Corvex OpCo granted 85,000 options to certain employees and/or consultants of the Company, which vest and become exercisable subject to the recipient’s continued service. The options vest monthly over four years on the anniversary of the grant date. Further, in accordance with their terms and as a result of the Merger, the stock options were increased by the 2.2255 exchange ratio resulting in 189,167 stock options. Total share-based compensation cost as of the grant date of the awards was $1.8 million.

On March 18, 2026, Corvex OpCo granted 2,948,094 options to certain employees and/or consultants of Corvex OpCo (the “Merger Options”) which vest and become exercisable subject to the recipient’s continued service following the closing of the Merger. Of the 2,948,094 Merger Options, 314,000 vest monthly over four years on the anniversary of the grant date, 26,000 vest monthly over one year, and 2,608,094 vest quarterly over four years, each of which are subject to acceleration as described below. Further, in accordance with their terms and as a result of the Merger, the Merger Options were increased by the 2.2255 exchange ratio resulting in 6,560,952 Merger Options. If the Company consummates a change in control transaction where the enterprise value of the Company is $500 million or greater, after giving effect to the 2.2255 exchange ratio, all 5,804,286 Merger Options shall accelerate and become fully vested as of immediately prior to the closing of such transaction, subject to the holder’s continuous service through such date. Total share-based compensation cost as of the grant date of the Merger Options was $58.5 million.

Corvex OpCo stock options granted under the 2024 Incentive Plan were not adjusted for the 2026 Stock Dividend.

On March 18, 2026, after giving effect to the 2026 Stock Dividend the Company granted 271,600 options (the “Fairbairn NQOs”) to Emily Fairbairn in recognition of her taking on the role of lead independent director under the Corvex Inc. 2026 Equity Incentive Plan (the “2026 Incentive Plan”). The exercise price per share of the Fairbairn NQOs shall be the closing price of the Common Stock on the grant date, which was $11.11, and such option shall vest and become exercisable in three equal annual installments, subject to approval of the 2026 Incentive Plan.

The Company measures the fair value of the awards on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period beginning on the grant date. Stock-based compensation for the Fairbairn NQOs shall not be recognized until the date of grant, at which point, expense will be recognized on a straight-line basis over the requisite service period.

Stock option activity for the three months ended March 31, 2026 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2025	2,602,081	$6.07	7.6 years	$18,504
Granted	6,750,119	$4.47
Exercised	(427,244)	$0.92
Cancelled	(92,131)	$145.54
Outstanding at March 31, 2026	8,832,825	$3.64	9.7 years	$57,745

Exercisable as of March 31, 2026	258,672	$0.33	6.2 years	$2,548

Vested and expected to vest as of March 31, 2026	8,832,825	$3.64	9.7 years	$57,745

The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 and 2025, was $8.94 and $23.52, respectively. During the three months ended March 31, 2025 no options were exercised. The fair value of the 4,680 and 2,623 options that vested during the three months ended March 31, 2026 and 2025 was approximately $132 thousand and $415 thousand, respectively.

Stock options were granted under the 2024 Equity Incentive Plan during the three months ended March 31, 2026. There were no stock options granted under the 2019 Incentive Plan and 2021 Inducement Plan for the three months ended March 31, 2026. The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options granted during the three months ended March 31, 2026 and 2025 was estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2026	2025

Dividend yield	—%	—%
Expected volatility	75.00%	65.16%
Risk-free interest rate	3.93% - 4.06%	4.39%
Expected life	5.63 - 7.00 years	5.46 years

Dividend Rate—The expected dividend rate was assumed to be zero, as the Company had not previously paid dividends on its Common Stock and has no current plans to do so.

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

The Company has recorded stock-based compensation expense for the three months ended March 31, 2026 and 2025 related to the issuance of stock option awards to employees and non employees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of revenue	$93	$1
Technology and infrastructure	229	95
Sales and marketing	82	44
General and administrative	514	159
	$918	$299

As of March 31, 2026, unamortized compensation expense related to unvested stock options was approximately $77.5 million, which is expected to be recognized over a weighted average period of 3.95 years.

Restricted Stock Units

On January 2, 2026, after giving effect to the 2026 Stock Dividend the Company granted 72,619 RSUs to Employees (“Employee RSUs”) for the period from January 1, 2026, to March 31, 2026, which vest over that period based upon continued service. The Company also granted 40,871 RSUs to Directors (“Director RSUs”) for the period from January 1, 2026, to June 30, 2026, which vest immediately on the grant date. The terms of the awards provided that they would be converted into shares on the earlier of (a) the date of a change of control, (b) promptly following the date of grantee’s separation of service, and (c) December 31, 2026. Of the 113,490 RSUs, 102,047 were vested following the closing of the Merger and the remaining 11,443 unvested RSUs were forfeited. Total share-based compensation cost as of the grant date of the Employee RSUs and the Director RSUs was $407 thousand and $264 thousand, respectively.

On March 18, 2026, after giving effect to the 2026 Stock Dividend the Company granted J. Cogan, CFO 50,246 RSUs under the Movano 2019 Incentive Plan (the “Cogan RSUs”) of which 27,160 RSUs vest in full upon the earlier of (1) June 30, 2026 and (2) termination without Cause, and the remaining 23,086 vest in six monthly installments beginning on July 31, 2026 and ending on December 31, 2026. Total share-based compensation expense as of the grant date of the Cogan RSUs was $558 thousand.

On March 18, 2026, Corvex OpCo granted 2,744,776 RSUs to the Co-Founders of Corvex OpCo (the “Founder RSUs”), which vest and become settled in equal quarterly installments over a four-year period following the closing of the Merger (March 19, 2026), subject to acceleration. Further, in accordance with their terms and as a result of the Merger, the RSUs were increased by the 2.2255 exchange ratio resulting in 6,108,470 Founder RSUs. The Founder RSUs were not adjusted for the 2026 Stock Dividend. Total share-based compensation cost as of the grant date of the Founder RSUs was $65.4 million.

If the Company consummates a change in control transaction where the enterprise value of the Company is $500 million or greater, after giving effect to the 2.2255 exchange ratio, all 6,108,470 of Founder RSUs shall accelerate and become fully vested as of immediately prior to the closing of such transaction, subject to the holder’s Continuous Service through such date.

On March 18, 2026, after giving effect to the 2026 Stock Dividend, the Company granted 135,800 restricted stock units (the “Fairbairn RSUs”) to Emily Fairbairn in recognition of her taking on the role of lead independent director under the Corvex Inc. 2026 Equity Incentive Plan (the “2026 Incentive Plan”). The Fairbairn RSUs shall be granted on the date of approval of the 2026 Incentive Plan and shall vest and settle in three equal annual installments on the anniversary of the grant date.

The Company measures the fair value of RSUs on the date of grant. For the Employee RSUs, Founder RSUs and Cogan RSUs stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For Director RSUs stock-based compensation expense is recognized immediately. Stock-based compensation for the Fairbairn RSUs shall not be recognized until the date of grant, at which point, expense will be recognized on a straight-line basis over the requisite service period.

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2025	-	$-
Granted	6,272,206	$10.71
Vested	102,047	$6.47
Vested and converted to shares	(25,749)	6.47
Forfeited or cancelled	(11,443)	6.47
Balance, March 31, 2026	6,235,014	$10.66

The Company has recorded stock-based compensation expense for the three months ended March 31, 2026 and 2025 related to the issuance of RSUs to employees and non-employees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of revenue	$–	$–
Technology and infrastructure	172	–
Sales and marketing	27	–
General and administrative	1,061	–
	$1,260	$–

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating and Finance Leases

As of March 31, 2026, the Company has operating lease agreements for the office premises, laboratory space, and two data center co-locations and one finance lease agreement for the equipment used in its AI cloud computing business.

The balances of the operating and finance lease related accounts as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

Operating and Finance leases	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$3,792	$415
Operating lease liabilities, current	1,893	253
Operating lease liabilities, non-current	2,090	267
Finance lease liabilities, current	3,856	18
Finance lease liabilities, non-current	6,559	–

The components of lease expense and supplemental cash flow information as of and for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease Cost:
Operating lease cost	$175	$56
Finance lease cost:
Amortization of lease assets	118	–
Interest on lease liabilities	139	–
Total finance lease cost	257	–
Variable lease cost	21	–
Total lease cost	$453	$56

Amortization expense related to the leases above, was $127 thousand and $4 thousand for the three months ended March 31, 2026 and 2025.

Total operating cash flows from operating leases included in the measurement of leases liabilities for the three months ended March 31, 2026 and 2025 was $1.6 million and $87 thousand, respectively.

Information relating to the lease term and discount rates for the years ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted-average remaining lease terms (in years)
Finance leases	2.58	1.80
Operating leases	2.06	2.75
Weighted-average discount rate
Finance leases	5.6%	15.1%
Operating leases	5.9%	10.0%

Future minimum lease payments for the operating and finance leases as of March 31, 2026 are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2026	$3,238	$1,551
2027	4,317	1,840
2028	3,597	829
Total undiscounted lease payments	11,152	4,220
Less: Present value discount	(737)	(237)
Lease liability	$10,415	$3,983

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

No amounts associated with such indemnifications have been recorded as of March 31, 2026.

Royalty Commitments

The Company is required to make certain usage-based royalty payments to a vendor. The royalty amount is calculated based on the number of Wellness Rings shipped, as adjusted for returns and refunds to customers, and the number of specified algorithms developed by the vendor that are included on the Wellness Rings. The maximum amount of the royalty commitment is approximately $6.1 million, and the amount of the research and development expenses paid to the vendor will reduce the total royalty commitment amount. Through March 31, 2026, the Company has paid research and development expenses of approximately $899 thousand to the vendor. The amount of the royalty calculation for the three months ended March 31, 2026 and 2025 was immaterial.

NOTE 14 - NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(5,005)	$(5,178)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	1,628,515	967,331

Net loss per share, basic and diluted	$(3.13)	$(5.35)

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025 because including them would have been antidilutive are as follows:

	Three Months Ended March 31,
	2026	2025
Shares subject to conversion of Series A preferred stock	764,432	-
Shares subject to conversion of Series C preferred stock	23,551,502	-
Shares subject to conversion of Series D preferred stock	30,227,050	-
Shares subject to settlement of restricted stock units	6,158,716	-
Shares subject to options to purchase common stock	8,832,825	105,068
Shares subject to warrants to purchase common stock	438,547	455,533
Total	69,973,072	560,601

NOTE 15 - SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet dates through the date these condensed consolidated financial statements were issued. The Company noted no subsequent events that would materially impact the condensed consolidated financial statements, other than those already disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of March 31, 2026.

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

The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

CORVEX MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those discussed under “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q.

Overview

On March 19, 2026, Corvex, Inc. (formerly known as Movano Inc.) (the “Company”), acquired Corvex Legacy Holdings, Inc. (formerly known as Corvex, Inc.) (“Corvex OpCo”), in accordance with the terms of the Amended and Restated Agreement and Plan of Merger, dated March 19, 2026 (the “Merger Agreement”), by and among the Company, Thor Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Corvex OpCo. Pursuant to the Merger Agreement, Merger Sub merged with and into Corvex OpCo, with Corvex OpCo surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger Agreement amended and restated the prior merger agreement entered into on November 6, 2025. Concurrent with the Merger, the Company changed its name to Corvex, Inc., effective March 23, 2026. As a result of this transaction, Corvex OpCo became a wholly owned subsidiary of the Company. This transaction represents a significant change in the Company’s business and strategy.

Unless otherwise indicated, the discussion below reflects the Company’s historical financial condition and results of operations prior to the merger, which primarily relate to its legacy healthcare business. These historical results do not include the financial position or operating results of Corvex OpCo, which represents the Company’s AI cloud computing business. Accordingly, period-to-period comparisons may not be indicative of future results.

Following the merger, the Company operates through two business divisions:

●	AI Platform and services – Focused on GPU-accelerated infrastructure for artificial intelligence workloads.

●	Connected devices and services – Focused on the development and commercialization of wearable health monitoring devices and related services.

Our AI cloud computing business is in its early stages of commercialization, and our activities during the current period have been primarily focused on developing infrastructure capacity, onboarding customers and expanding our service capabilities.

Recent Developments

Merger with Corvex OpCo

On March 19, 2026, the Company acquired Corvex OpCo in accordance with the Merger Agreement.

Under the terms the Merger Agreement, at the closing of the Merger (the “Closing”), the Company issued to the prior security holders of Corvex OpCo (i) 240.562 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), which such shares of Series B Preferred Stock, on an as-converted basis, represented no more than 19.9% of the outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) immediately prior to the Closing, (ii) 23,551.5195 shares of Series C Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) and (iii) 30,227.0524 shares of Series D Non-Voting Convertible Preferred Stock. par value $0.0001 per share (the “Series D Preferred Stock”).

Each share of Series B Preferred Stock was automatically converted into 1,000 shares of Common Stock on March 31, 2026, which is one day following the March 30, 2026 record date of the stock dividend, equal to 0.358 shares of Common Stock for each share outstanding to holders of the Company’s Common Stock and Series A Preferred Stock pursuant to the Merger Agreement, which was ultimately distributed on April 6, 2026 (the “Stock Dividend”).

Subject to and contingent upon the affirmative vote of a majority of the shares of common stock present or represented and entitled to vote at a meeting of stockholders of Company to approve, for purposes of the Nasdaq Listing Rules, the issuance of shares of Common Stock to the former equity holders of Corvex OpCo upon conversion, (1) each share of Series C Preferred Stock will automatically convert into 1,000 shares of Common Stock And (2) each share of Series D Preferred Stock will be convertible into 1,000 shares of Common Stock.

These transactions were undertaken to support the Company’s strategic repositioning and expected growth in its AI cloud computing business.

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Acquisition of Corvex OpCo

On March 19, 2026, the Company completed the Merger with Corvex OpCo. As a result of this transaction, Corvex OpCo became a wholly owned subsidiary of the Company, and the Company’s business shifted from its legacy healthcare operations to primarily focus on its AI cloud computing business.

The Company has been determined to be the accounting acquirer, and accordingly, the financial statements for periods prior to the Merger reflect only the historical results of the Company’s legacy healthcare business. The results of operations of Corvex OpCo have been included in the Company’s consolidated financial statements beginning on the acquisition date.

As a result, the results of operations for the three months ended March 31, 2026 include (i) the Company’s legacy healthcare operations for the full period and (ii) the results of Corvex OpCo for the period from March 19, 2026 through March 31, 2026. Accordingly, the results for the current period are not directly comparable to prior periods.

In addition, the Merger resulted in significant changes to the Company’s financial position, including the recognition of substantial goodwill and intangible assets, as well as increased depreciation and amortization expense associated with acquired assets. The Company also incurred transaction-related costs and integration-related expenses in connection with the Merger, which impacted operating results for the current period.

Following the Merger, the Company operates with a different business mix, cost structure, and capital requirements, reflecting the early-stage nature of the AI cloud computing business, including increased investment in infrastructure and personnel. As a result of these changes, period-to-period comparisons of the Company’s historical results may not be indicative of future performance.

Components of Results of Operations

Revenue

Revenue - AI Platform and services

The Company generates revenue through fixed-term contracts under which we reserve compute and storage capacity across our fleet of servers and provide related support services. Customers pay a fixed fee for the reserved capacity and contracted services over the contract term, regardless of utilization. Compute capacity is delivered across two infrastructure tiers: (1) high-performance GPU servers for intensive AI training and inference workloads, and (2) virtual machines provisioned on shared CPU servers for general-purpose compute, development, testing, and supporting AI workloads such as data preprocessing and orchestration. Customers may also contract for integrated storage capacity and platform services, including managed Kubernetes, confidential computing, and service packages. The Company’s primary performance obligation is to stand ready to provide access to specified compute capacity, enabling customers to submit and process workloads on GPU and CPU servers. Revenue is recognized on a straight-line basis over the stated customer contract term.

Revenue - Connected devices and services

The Company recognizes revenue from contracts with customers upon transfer of control of promised goods or services at the transaction price which reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

Operating Expenses

Cost of Revenue - AI Platform and services

Cost of revenue primarily consists of direct costs in operating data centers, such as utilities including power, rent, labor costs and network access. The Company operates data centers and has co-location service agreements. These agreements generally commit the Company to pay monthly fees plus additional fees for bandwidth usage above the committed level.

Cost of revenue - Connected devices and services

Costs of revenue consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, customer support, data hosting services and other costs, which are directly attributable to the production of the Company’s product. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of revenue.

Depreciation and Amortization

Depreciation is related to our servers, network equipment, computing hardware and other long-term assets used to operate and support the Company’s cloud-based platform and internal operations. Amortization is related to our leases and amortization of acquired intangibles.

Technology and Infrastructure

Technology and infrastructure expense consists of costs associated with our infrastructure, such as personnel costs for employees associated with research and development of new and existing products and services or with maintaining our computing infrastructure, such as salaries and benefits, bonuses, benefits, stock-based compensation expense, lab supplies and facility costs, travel expenses, fees paid to non employees conducting certain research activities and other related expenses, and costs related to software subscriptions. The Company’s technology and infrastructure efforts are dedicated towards developing new services, improving the Company’s existing infrastructure, adding new features, bringing the latest compute technology to market and improving the accessibility of the Company’s services.

Sales and Marketing

Sales and marketing expense consists of personnel costs associated with selling and marketing the Company’s Corvex Cloud Platform, such as salaries, stock-based compensation expense, commissions, bonuses, and other related expenses, third-party professional services costs, and advertising costs associated with marketing programs.

General and Administrative

General and administrative expense consists of costs associated with our corporate functions including finance, legal, human resources, information technology, insurance and office rental. These costs include personnel costs, such as salaries, bonuses, benefits, stock-based compensation expense, and other related expenses including third-party professional services costs, such as legal, accounting, and audit services.

Other (Expense) Income, Net

Other (expense) income, net relates primarily to interest income earned cash balances held in interest bearing bank accounts and interest expense related to leases.

Income Tax Provision

Income tax provision consists of federal and state income taxes in the United States and related deferred taxes.

Results of Operations

Three months ended March 31, 2026 and 2025

Our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, as discussed herein are presented below.

	Three Months Ended March 31,		Change
	2026	2025	$	%
REVENUE:
Revenue - AI Platform and services	$475	$–	$475	100%
Revenue - Connected devices and services	35	206	(171)	(83)%
Total revenue	510	206	304	148%

OPERATING EXPENSES:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	247	–	247	100%
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	265	642	(377)	(59)%
Depreciation and amortization	326	38	288	758%
Technology and infrastructure	822	2,364	(1,542)	(65)%
Sales and marketing	304	763	(459)	(60)%
General and administrative	3,393	1,637	1,756	107%
Total costs and expenses	5,357	5,444	(87)	(2)%

Loss from operations	(4,847)	(5,238)	391	7%
Other (expense) income, net	(158)	60	(98)	(163)%
Loss before benefit for income taxes	(5,005)	(5,178)	173	3%
Income tax benefit	–	–	–	–
Net loss	$(5,005)	$(5,178)	$173	3%

Revenue

Revenue totaled $510 thousand and $206 thousand for the three months ended March 31, 2026 and 2025, respectively. Revenue in the current period increased primarily due to the acquisition of Corvex OpCo which reported $475 thousand in revenue. This was offset by a decrease of $171 thousand in revenue from connected devices caused mostly by a decrease in marketing efforts of the product caused by our strategic shift toward our AI cloud computing business.

Cost of Revenue

Cost of revenue totaled $512 thousand and $642 thousand for the three months ended March 31, 2026 and 2025, respectively. The reduction is primarily due to the decrease of $377 thousand from the downsizing of our legacy operations and our strategic shift toward our AI cloud computing business. This was offset by the acquisition of Corvex OpCo and the $247 thousand in cost of revenue related to AI platform and services. Cost of revenue in the current period primarily relates to direct costs associated with the operation of Corvex’s data center infrastructure, including rent, network access, utilities and power expenses, while cost of revenue in the prior-year period reflects the Company’s legacy healthcare operations.

Depreciation and Amortization

Depreciation and amortization totaled $326 thousand and $38 thousand for the three months ended March 31, 2026 and 2025, respectively. The increase is due primarily to the acquisition of Corvex OpCo, which reported $295 thousand in depreciation and amortization. Depreciation and amortization expense in the prior-year period reflects the Company’s legacy healthcare operations.

Technology and Infrastructure

Technology and infrastructure expense totaled $822 thousand and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. Technology and infrastructure expense in the current period primarily relates to costs associated with the Corvex Opco business, including personnel costs for employees engaged in research and development activities, depreciation associated with servers and software, stock-based compensation expense and other infrastructure-related costs. It also consists of any current period research and development expense from the Company’s historical healthcare operations. The decrease is primarily due to a $1.7 million decrease in research and development expense related to the Company’s legacy healthcare operations caused primarily due a reduction in headcount as the Company shifted to focus on the AI cloud computing business, leading to lower personnel and consulting expense in the current period. The decrease was offset by additional technology and infrastructure cost of $169 thousand from the acquisition of Corvex OpCo. Technology and infrastructure expense in the prior-year period reflects the Company’s legacy healthcare operations , mainly related to research and development expenses.

Sales and Marketing

Sales and marketing expense totaled $304 thousand and $763 thousand for the three months ended March 31, 2026 and 2025, respectively. The decrease is primarily due to the decrease in marketing efforts for the Company’s legacy healthcare operations due to the shift to the AI cloud computing business. This decrease was offset by the acquisition of Corvex OpCo which reported $103 thousand in sales and marketing expense. Sales and marketing consists of personnel costs associated with selling and marketing the Company’s Corvex Cloud Platform, such as salaries, stock-based compensation expense, commissions, bonuses, and other related expenses, third-party professional services costs, and advertising costs associated with marketing programs. Sales and marketing expense in the prior-year period reflects the Company’s legacy healthcare operations.

General and Administrative

General and administrative expense totaled $3.4 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The increase is due primarily to increased legal and consulting expenses due to the merger, increased stock-based compensation expense, offset by the reduction in other personnel cost from reduced headcount. In addition, the increase is also explained by the impact of the acquisition of Corvex OpCo which added $1.3 million in general and administrative expenses. General and administrative expense in the current period primarily consists of personnel-related costs, stock-based compensation expense, professional services and lease and other corporate overhead costs.

Loss from Operations

Loss from operations was $4.8 million for the three months ended March 31, 2026, as compared to $5.2 million for the three months ended March 31, 2025.

Interest and Other (Expense) Income, Net

Other income (expense), net totaled $(158) thousand and $60 thousand for the three months ended March 31, 2026 and 2025, respectively. Other income (expense), net in the current period primarily relates to accrued interest expense and amortization of the Company’s Bridge Loan, offset, in part, by interest income earned on cash balances held in interest-bearing accounts. Other income (expense), net in the prior-year period reflects the Company’s legacy healthcare operations and also primarily related to interest and other income.

Net Loss

Net loss was $5.0 million for the three months ended March 31, 2026, as compared to $5.2 million for the three months ended March 31, 2025.

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we use a non-GAAP financial measure, adjusted EBITDA (as defined below) to help us evaluate our business. We use such non-GAAP financial measure to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate operating performance. We believe that this non-GAAP financial measure may be helpful to investors because it allows for greater transparency into a measure that we use to operate our business and measure our performance and enable comparison of financial trends and results between periods where items may vary independent of business performance.

This non-GAAP financial measure is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measure used by other companies. Other companies, including companies in our industry, may calculate this non-GAAP measure differently or may use other measures to evaluate their performance, any of which could reduce the usefulness of our disclosure of non-GAAP measure as a tool for comparison. A reconciliation is provided below for the non-GAAP financial measure to the most directly comparable financial measure presented in accordance with GAAP. Investors should review the related GAAP financial measures and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measures, as well as our financial statements and related notes included elsewhere in this prospectus.

Adjusted EBITDA

We report our financial results in accordance with GAAP, however, management believes evaluation of operating results may be enhanced by a presentation of adjusted EBITDA which is a non-GAAP financial measure. We define adjusted EBITDA as net loss, excluding (i) depreciation and amortization, (ii) stock-based compensation, (iii) transaction costs related to the merger, (iv) Other expense (income) (v) benefit from income taxes.

The following table reconciles adjusted EBITDA to the most directly comparable GAAP performance measures for the applicable period of operations presented herein:

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,005)	$(5,178)
Depreciation and amortization	326	38
Stock-based compensation(1)	2,178	299
Transaction costs(2)	719	–
Income tax	–	–
Other expense (income), net	178	(60)
Adjusted EBITDA	$(1,604)	$(4,901)

(1)	Stock-based compensation: related to 2024 Equity Incentive Plan for employees, contractors, or other entities.

(2)	Related to the transaction costs associated with the merger.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the periods indicated below.

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net loss
AI Platform and services	$(1,625)	$–	$(1,625)	(100)%
Connected devices and services	(3,380)	(5,178)	1,798	35%
Total net loss	(5,005)	(5,178)	173	3%

Adjusted EBITDA(1)
AI Platform and services	(98)	–	(98)	(100)%
Connected devices and services	(1,506)	(4,901)	3,395	69%
Total adjusted EBITDA	$(1,604)	$(4,901)	$3,297	67%

(1)	See the “Non-GAAP Financial Measures” section included above for a reconciliation to the most directly comparable GAAP measure.

	Three Months Ended March 31,
AI Platform and services	2026	2025
Net loss	$(1,625)	$–
Depreciation and amortization	295	–
Stock-based compensation(1)	1,232	–
Transaction costs(2)	–	–
Income tax	–	–
Other expense (income), net	–	–
Adjusted EBITDA	$(98)	$–

	Three Months Ended March 31,
Connected devices and services	2026	2025
Net loss	$(3,380)	$(5,178)
Depreciation and amortization	31	38
Stock-based compensation(1)	946	299
Transaction costs(2)	719	–
Income tax	–	–
Other expense(income), net	178	(60)
Adjusted EBITDA	$(1,506)	$(4,901)

(1)	Stock-based compensation: related to 2024 Equity Incentive Plan for employees, contractors, or other entities.
(2)	Related to the transaction costs associated with the merger.

Note: Adjusted EBITDA for the chief operating decision maker’s (“CODM”) analysis excludes (i) depreciation and amortization, (ii) stock-based compensation, (iii) transaction costs related to the merger, (iv) interest and (v) benefit from income taxes.

AI Platform and services

Net loss for the AI Platform and services segment was $(1,625) thousand for the three months ended March 31, 2026, as compared to $0 for the three months ended March 31, 2025.

Adjusted EBITDA for the AI Platform and services segment was $(98) thousand for the three months ended March 31, 2026, as compared to $0 for the three months ended March 31, 2025.

The decrease in adjusted EBITDA loss is due to the inclusion of results from the AI Platform and services business following the merger with Corvex OpCo, which did not exist in the prior-year period, and reflects the early stage of commercialization, including investments in infrastructure and personnel.

Connected devices and services (Healthcare)

Net loss for the connected devices and services segment was $(3,380) thousand for the three months ended March 31, 2026, as compared to $(5,178) thousand for the three months ended March 31, 2025.

Adjusted EBITDA for the connected devices and services segment was $(1,506) thousand for the three months ended March 31, 2026, as compared to $(4,901) thousand for the three months ended March 31, 2025.

The increase in adjusted EBITDA of $3,395 thousand is primarily due to reduced operating expenses as the Company downsized its legacy healthcare operations, partially offset by stock-based compensation and transaction-related costs in the current period.

Liquidity and Capital Resources

On March 19, 2026, we completed the acquisition of Corvex OpCo and determined that the Company is the accounting acquirer. Accordingly, periods prior to the acquisition reflect the historical financial statements of the Company, and the results of Corvex OpCo are included beginning on the acquisition date. As a result, the liquidity and capital resources information for the three months ended March 31, 2026 is not directly comparable to the prior-year period.

We have incurred significant operating losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $171.4 million as of March 31, 2026. We expect to continue to incur net losses for the foreseeable future as we continue to invest in the development and expansion of our AI cloud computing business and maintain our legacy healthcare operations in a reduced capacity.

As of March 31, 2026, we had cash and cash equivalents of approximately $29.3 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

Our ability to execute our longer-term business plan will depend on a number of factors, including the pace of infrastructure expansion, customer demand, and our ability to manage operating costs. We may seek to raise additional capital through public or private equity offerings, debt financings, or strategic partnerships to support future growth initiatives. However, there can be no assurance that such financing will be available on acceptable terms, or at all.

Sources of Liquidity

As of March 31, 2026, we had cash and cash equivalents of $29.3 million. During the period ended March 31, 2026, we used $4.3 million of cash in operating activities.

On August 6, 2025, we entered into a Loan Agreement and Promissory Note pursuant to which we obtained $1,500,000 in secured debt financing (the “Bridge Loan”). On November 6, 2025, we entered into a Preferred Stock Subscription Agreement (the “Series A Subscription Agreement”) with the investors party thereto (the “Series A Purchasers”), pursuant to which we sold 3,000 shares of Series A Preferred Stock at a purchase price of $1,000 per share, for aggregate proceeds of $3,000,000.

Our funding requirements are highly dependent on the needs of our AI cloud computing business going forward. We have incurred significant expenses related to evaluating strategic alternatives and entering into the Merger Agreement, and we expect to continue incurring expenses related to exploring transactions to monetize certain legacy assets.

In connection with the Merger Agreement, we amended the Bridge Loan to extend the maturity date to June 30, 2026. As part of this amendment, upon any sale or disposition of substantially all legacy assets, we are required to repay the $1.5 million principal, plus outstanding obligations, a $3.0 million repayment premium, and any additional proceeds from such sale. If the legacy assets are not sold by the maturity date, they will be transferred to the lender in full satisfaction of the debt.

As a result of the Merger, including anticipated operational and financial benefits and access to additional resources, we believe our cash and cash equivalents will be sufficient to fund operations for the next twelve months.

We expect to continue incurring significant expenses. Until we generate sufficient revenue, if ever, we expect to finance operations through equity offerings, debt financings, or strategic collaborations. Additional funding may not be available on acceptable terms or at all. Equity financing may result in dilution to stockholders, while debt financing may involve restrictive covenants.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(4,288)	$(4,303)
Net cash provided by investing activities	30,441	–
Net cash provided by financing activities	350	758
Net increase (decrease) in cash and cash equivalents	$26,503	$(3,545)

Cash Flows from Operating Activities

During the three months ended March 31, 2026, the Company used cash of $4.3 million in operating activities, as compared to $4.3 million used in operating activities during the three months ended March 31, 2025.

The $4.3 million used in operating activities during the three months ended March 31, 2026 was primarily attributable to our net loss of $5.0 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $(2.0) million and by non-cash items, including stock-based compensation, totaling $2.7 million.

The $4.3 million used in operating activities during the three months ended March 31, 2025 was primarily attributable to our net loss of $5.2 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $530 thousand and by non-cash items, including stock-based compensation, totaling $345 thousand.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, the Company was provided cash of $30.4 million in investing activities, consisting of cash received as part of the Merger totaling $36.7 million, offset by purchases of property and equipment in the amount of $6.2 million, mainly related to the purchase of servers to support our AI cloud operations.

During the three months ended March 31, 2025, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, the Company was provided cash of $350 thousand which included proceeds of $382 thousand for the exercise of equity awards offset by payments related to the Company’s finance lease.

During the three months ended March 31, 2025, the Company was provided cash of $758 thousand which included net proceeds of $758 thousand for the issuance of common stock through the ATM activity.

Funding Requirements

We anticipate that our expenses and capital requirements will increase as we continue to scale the Corvex AI cloud computing business, support customer demand, expand infrastructure capacity and operate as a public company. Our future funding requirements will depend on many factors, including the rate at which we expand our AI infrastructure capacity; our ability to manage increases in input and operating costs, including price increases for servers, GPUs, memory, storage, networking, cooling, data center space and power; our development efforts with respect to new solutions, services and platform functionality; our ability to retain existing customers and attract new customers; and our ability to generate sufficient cash flow from operations and raise additional capital. These funding drivers are consistent with the combined company’s post-merger operating strategy and risk profile.

We also expect to incur additional legal, accounting, audit, insurance, regulatory and compliance costs associated with operating as a public company. In addition, our current operating plans may require substantial additional financing to support data center facilities, computing hardware and related infrastructure as we continue to scale the Corvex AI cloud computing business.

There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are unable to obtain additional capital when needed, we may be required to delay, scale back or eliminate certain growth initiatives, infrastructure investments or other aspects of our business plan. We expect to satisfy future cash needs through existing capital balances and through some combination of public or private equity offerings, debt financings and other strategic or partnership arrangements.

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating leases and financing leases. See Note 13 to the consolidated financial statements for amounts outstanding for operating leases and financing leases on March 31, 2026.

Critical Accounting Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include but are not limited to the following: fair value of stock options, recognition of intangible assets in a business combination. Actual results could differ from those estimates.

Stock-Based Compensation

The Company measures equity classified stock-based awards granted to employees, directors, and non employees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term, the volatility of the Company’s Common Stock, and an assumed risk-free interest rate. The Company accounts for forfeitures as they occur.

Recognition of Intangible Assets in a Business Combination

We account for business combinations in accordance with the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date. The total consideration transferred, including the fair value of equity, is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess of the purchase price over the fair value of the identifiable net assets acquired is recorded as goodwill.

The determination of fair value for identifiable intangible assets requires significant judgment and the use of estimates, including the selection of appropriate valuation methodologies, projections of future cash flows, discount rates, and other market participant assumptions. These estimates are inherently uncertain and can materially impact the allocation of purchase price to intangible assets and goodwill.

In estimating the fair value of acquired intangible assets, we primarily utilize income-based approaches. Specifically, customer relationship intangible assets are valued using the multi-period excess earnings method, which isolates the cash flows attributable to the existing customer base after deducting contributory asset charges. These cash flows are projected over the expected life of the relationships, incorporating assumptions such as customer attrition rates and revenue growth, and are discounted to present value using a rate consistent with the estimated weighted average cost of capital.

Trade name intangible assets are valued using the relief-from-royalty method, which estimates the value of the asset by calculating the present value of hypothetical royalty payments that would be avoided through ownership of the trade name. This method requires assumptions related to royalty rates, revenue growth, and discount rates.

Key assumptions utilized in these valuation models include forecasted revenue growth rates, operating margins, customer attrition, contributory asset charges, royalty rates, and discount rates derived from market participant perspectives. The discount rates applied are generally based on an estimated weighted average cost of capital, reflecting the risks associated with the projected cash flows.

The fair value measurements also incorporate consideration of contributory assets such as working capital, fixed assets, and assembled workforce, each requiring an appropriate return, consistent with market participant expectations.

Changes in these assumptions, or the use of alternative valuation methodologies, could materially impact the estimated fair values of the identifiable intangible assets acquired, the resulting amount of goodwill recognized, and future amortization expense.

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease at inception based on the lease definition, and if the lease is classified as an operating lease or finance lease in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). Operating lease right-of-use (“ROU”) assets and liabilities are presented separately in the consolidated balance sheets, while finance leases ROU assets are included in property and equipment. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate.

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

For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, amortization expense of the right of use assets is recognized on a straight-line basis over the lease term and the interest component is recognized utilizing the effective interest method over the lease term and included in interest and other income, net in the condensed consolidated statements of operations and comprehensive loss. Lease and non-lease components within a contract are generally accounted for separately. Short-term leases of twelve months or less, if any are expensed as incurred which approximates the straight-line basis due to the short-term nature of the leases.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three months ended March 31, 2026 and 2025, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets subject to amortization and property and equipment subject to depreciation, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted future cash flows expected to be generated by the asset to its carrying value. If the carrying amount of a long-lived asset exceeds the expected undiscounted cash flows, an impairment loss is recognized in an amount equal to the excess of the asset’s carrying value over its fair value. Fair value is determined using valuation techniques such as discounted cash flow models, market comparisons, and, where applicable, independent third-party appraisals. No impairment losses were recorded during the three months ended March 31, 2026 and 2025.

Off-Balance Sheet Arrangements

At March 31, 2026, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk in the ordinary course of our business, such as interest rate risk, foreign currency risk, and inflation risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15I under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of March 31, 2026, the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our 2025 Form 10-K, we identified the following material weaknesses as of December 31, 2025: (1) ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and did not maintain the other components of the COSO framework, including appropriate risk assessment, control activities, information and communication, and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning; (2) ineffective information technology (IT) general controls for certain information systems supporting its key financial reporting processes. Specifically, the Company did not design and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production and (d) operations controls to ensure appropriate interfacing between systems; (3) ineffective process-level controls which affect substantially all financial statement account balances and disclosures within the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2025 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the first quarter of 2026, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 6, 2025, by and among Movano Inc., Corvex, Inc., and Thor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2023)
3.3	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2024)
3.4	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2024)
3.5	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.6	Certificate of Designations for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
3.7	Certificate of Designations for Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.8	Certificate of Designations for Series C Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.9	Certificate of Designations for Series D Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.10	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.5	Form of Warrant to Purchase Common Stock issued in 2020 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.6	Form of Warrant to Purchase Common Stock issued in 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.7	Warrant Agent Agreement, dated January 31, 2023, by and between the Registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.8	Form of Pre-Funded Warrant issued in April 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.9	Form of Warrant issued in April 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.10	Form of Warrant issued in August 2024 (incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2024)

10.1	Form of Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2025).
10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2025).
10.3	Third Amendment to Loan Agreement, dated March 19, 2026, by and between Movano Inc. and Evie Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026)
10.4	Corvex, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026)
10.5	Employment Agreement, dated as March 19, 2026, by and between the Company and Seth Demsey (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026)
10.6	Employment Agreement, dated as March 19, 2026, by and between the Company and Jay Crystal (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026)
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVEX, INC.

Date: May 19, 2026	By:	/s/ Jay Crystal
Jay Crystal
Chief Executive Officer
(Principal Executive Officer)

CORVEX, INC.

Date: May 19, 2026	By:	/s/ J. Cogan
J. Cogan
Chief Financial Officer
(Principal Financial and Accounting Officer)