Form 10-Q
period 2026-06-30
Corvex, Inc.
filed 2026-08-14
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 11, 2026, there were (i) 27,647,305 shares of the registrant’s common stock outstanding, and (ii) 28,929.5943 shares of the registrant’s Series D Non-Voting Convertible Preferred Stock outstanding.

CORVEX, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements of

Corvex, Inc.

(unaudited)

June 30, 2026

Corvex, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$21,695	$2,827
Accounts receivable, net	1,564	—
Inventory	—	1,766
Prepaid expenses and other current assets	5,003	394
Total current assets	28,262	4,987
Property and equipment, net	31,373	101
Operating lease right-of-use assets, net	5,286	415
Intangible assets, net	15,047	—
Goodwill	519,318	—
Other assets	37	97
Total assets	599,323	5,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	3,870	3,477
Accrued liabilities	3,499	665
Deferred revenue, current	1,810	12
Bridge loan (related party)	—	4,382
Operating lease liabilities, current	2,591	253
Finance lease liabilities, current	3,910	18
Total current liabilities	15,680	8,807
Operating lease liabilities, non-current	2,900	267
Finance lease liabilities, non-current	5,561	—
Deferred revenue, non-current	1,931	—
Total non-current liabilities	10,392	267
Total liabilities	26,072	9,074

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at June 30, 2026; 56,583 and 3,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	577,133	2,850
Common stock, $0.0001 par value, 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 2,060,185 and 1,228,272 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	10
Additional paid-in capital	180,280	160,058
Accumulated deficit	(184,162)	(166,392)
Total stockholders’ equity (deficit)	573,251	(3,474)
Total liabilities and stockholders’ equity	$599,323	$5,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE:
Revenue - AI Platform and services	$3,801	$—	$4,277	$—
Revenue - Connected devices and services	—	103	35	309
Total revenue	3,801	103	4,312	309

OPERATING EXPENSES:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	2,108	—	2,356	—
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	10	362	275	1,004
Depreciation and amortization	2,676	—	3,003	—
Technology and infrastructure(3)	1,366	1,401	2,188	3,784
Sales and marketing(4)	740	—	1,041	—
General and administrative(5)	12,117	1,600	15,512	4,019
Total operating expenses	19,017	3,363	24,375	8,807

Loss from operations	(15,216)	(3,260)	(20,063)	(8,498)

Other (expense) income, net:
Interest expense (related party)	(31)	—	(208)	—
Interest expense	(135)	—	(148)	—
Other income, net	136	35	168	95
Gain on disposal of assets	2,501	—	2,501	—
Other (expense) income, net	2,471	35	2,313	95

Loss before income tax expense	(12,745)	(3,225)	(17,750)	(8,403)
Income tax expense	(20)	—	(20)	—
Net loss	$(12,765)	$(3,225)	$(17,770)	$(8,403)

Cumulative dividends on Series A preferred stock	(59)	—	(155)	—
Net loss attributable to common stockholders	$(12,824)	$(3,225)	$(17,925)	$(8,403)

Net loss per share, basic and diluted	$(5.12)	$(3.05)	$(8.59)	$(8.29)

Weighted average shares used in computing net loss per share, basic and diluted	2,506,295	1,058,412	2,087,639	1,013,122

Amounts include stock-based compensation expense, as follows:
(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$702	$—	$795	$—
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	—	—	1	1
(3)Technology and infrastructure	783	286	1,263	381
(4)Sales and marketing	302	—	342	—
(5)General and administrative	7,601	494	9,165	697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2025	–	$–	955,552	$10	$156,509	$(153,285)	$3,234
Stock-based compensation	–	–	–	–	780	–	780
Issuance of common stock	–	–	171,750	–	848	–	848
Net loss	–	–	–	–	–	(3,225)	(3,225)
Balance at June 30, 2025	–	$–	1,127,302	$10	$158,137	$(156,510)	$1,637

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	–	$–	928,911	$10	$155,452	$(148,107)	$7,355
Stock-based compensation	–	–	–	–	1,079	–	1,079
Issuance of common stock	–	–	198,391	–	1,606	–	1,606
Net loss	–	–	–	–	–	(8,403)	(8,403)
Balance at June 30, 2025	–	$–	1,127,302	$10	$158,137	$(156,510)	$1,637

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2026	56,779	$577,319	1,921,809	$–	$170,125	$(171,397)	$576,047
Stock-based compensation	–	–	–	–	9,691	–	9,691
Conversion of Series A preferred stock into common stock	(196)	(186)	50,007	–	186	–	–
Transaction expense adjustments	–	–	–	–	207	–	207
Issuance of common stock upon exercise of stock options	–	–	77,406	–	71	–	71
Issuance of common stock from restricted stock units	–	–	11,416	–	–	–	–
Shares cancelled	–	–	(453)	–	–	–	–
Net loss	–	–	–	–	–	(12,765)	(12,765)
Balance at June 30, 2026	56,583	$577,133	2,060,185	$–	$180,280	$(184,162)	$573,251

Corvex, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
Six Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance at December 31, 2025	3,000	$2,850	1,228,272	$10	$160,058	$(166,392)	$(3,474)
Stock-based compensation	–	–	–	–	11,869	–	11,869
Conversion of Series A preferred stock into common stock	(196)	(186)	50,007	–	186	–	–
Transaction expense adjustments	–	–	–	–	207	–	207
Series B preferred stock issued in connection with the Merger	241	2,576	–	–	–	–	2,576
Series C preferred stock issued in connection with the Merger	23,552	250,737	–	–	–	–	250,737
Series D preferred stock issued in connection with the Merger	30,227	323,732	–	–	–	–	323,732
Common stock issued upon conversion of Series B Preferred stock	(241)	(2,576)	240,544	–	2,576	–	–
Issuance of common stock upon exercise of stock options	–	–	504,650	–	464	–	464
Par value adjustment for stock splits and stock dividend	–	–	–	(10)	10	–	–
Issuance of replacement awards in connection with Merger	–	–	–	–	4,910	–	4,910
Issuance of common stock from restricted stock units	–	–	37,165	–	–	–	–
Shares cancelled	–	–	(453)	–	–	–	–
Net loss	–	–	–	–	–	(17,770)	(17,770)
Balance at June 30, 2026	56,583	$577,133	2,060,185	$—	$180,280	$(184,162)	$573,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,770)	$(8,403)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,813	75
Stock-based compensation	11,566	1,079
Amortization of debt discount (related party)	118	–
Noncash lease expense	1,303	8
Gain on disposal of assets	(2,501)	–
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(221)	–
Inventory	(42)	(433)
Prepaid expenses and other current assets	(4,012)	144
Other assets	46	(10)
Accounts payable	(953)	775
Deferred revenue	(611)	(31)
Other current and noncurrent liabilities	–	(603)
Operating lease liabilities, net	(1,449)	–
Accrued liabilities	1,151	–
Net cash used in operating activities	(9,562)	(7,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,481)	–
Capitalized internal use software	(409)	–
Cash acquired in business combination	36,678	–
Net cash provided by investing activities	29,788	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease liabilities	(1,836)	–
Issuance of common stock, net of issuance costs	478	1,606
Net cash (used in) provided by financing activities	(1,358)	1,606

Net increase (decrease) in cash and cash equivalents	18,868	(5,793)
Cash and cash equivalents at beginning of period	2,827	7,902
Cash and cash equivalents at end of period	21,695	2,109

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1	$–
Cash paid for taxes	$–	$–

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transaction expense adjustments	$207	$–
Business acquired by issuance of equity instruments	$581,955	$–
Bridge Loan (Related Party) extinguishment (Note 9)	$4,663	$–
ROU assets obtained in exchange for lease liabilities	$1,948	$–
Common shares issued from conversion of Series B Preferred shares	$2,576	$–
Par value adjustment for stock splits and stock dividend	$10	$–
Change in accrued capital expenditure	$133	$–
Stock based compensation capitalized into internal use software	$303	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex, Inc.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

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

Pursuant to the Merger Agreement, the Company issued to the prior security holders of Corvex OpCo (i) 240.562 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), which on an as-converted basis represented no more than 19.9% of the Company’s outstanding common stock, par value $0.0001 per share (the “Common Stock”) immediately prior to the Merger, (ii) 23,551.5195 shares of Series C Convertible Non-Voting Preferred Stock (“Series C Preferred Stock”) and (iii) 30,227.0524 shares of Series D Convertible Non-Voting Preferred Stock (“Series D Preferred Stock”). Each share of Series B Preferred Stock automatically converted into 1,000 shares of Common Stock on March 31, 2026. Subject to stockholders approving such conversion, each share of Series C Preferred Stock and Series D Preferred Stock was convertible into 1,000 shares of Common Stock. In connection with the Merger Agreement, the Company completed a 1.358-for-1 stock split, effected as a 35.8% stock dividend, of its issued and outstanding Common Stock (the “2026 Stock Dividend”). As a result of the 2026 Stock Dividend, each share of Common Stock issued and outstanding at the close of business on March 30, 2026 was automatically converted into 1.358 shares of Common Stock and was distributed on approximately April 6, 2026. Additional shares of Common Stock that would have been issuable to the holders of record of Series A Preferred Stock, Warrants, and vested and outstanding stock options and RSUs, if they had converted or exercised such securities into Common Stock on March 30, 2026, will become issuable upon the conversion of the Series A Preferred Stock, Warrants, and vested and outstanding stock options and RSUs. Shares of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and all assumed Corvex OpCo equity awards were not eligible to be adjusted by the 2026 Stock Dividend.

The information included in these condensed consolidated financial statements and the related notes present only the historical operations of the Company through March 19, 2026 which is prior to the completion of the Merger and combined results of the Company and Corvex OpCo for period from March 19, 2026 through June 30, 2026 ..

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

In June 2026, in connection with the settlement of the Bridge Loan, the Company disposed of certain of the operating assets of the healthcare business, resulting in the elimination of the Connected Devices and Services segment. Refer to Note 2 - Summary of Significant Accounting Policies for additional details on the Company’s segment disclosures. Refer to Note 9 - Bridge Loan (Related Party) for additional details of the disposal.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Intercompany transactions are eliminated in the condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on March 31, 2026 with the United States Securities and Exchange Commission (the “SEC”).

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

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

2025 Reverse Stock Split

On October 10, 2025, the Company completed a 1-for-10 reverse stock split of its issued and outstanding Common Stock (the “2025 Reverse Stock Split”). As a result of the 2025 Reverse Stock Split, each share of Common Stock issued and outstanding immediately prior to October 10, 2025 was automatically converted into one-10th (1/10) of a share of Common Stock. The 2025 Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2025 Reverse Stock Split would result in a stockholder owning a fractional share. If the split results in fractional shares, then the number of shares for the stockholder was rounded upward. No cash was issued for fractional shares as part of the 2025 Reverse Stock Split.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as two operating and reportable segments prior to sale of assets related to Connected devices segment. The Company’s CODM, the Co-Chief Executive Officers, allocates resources and assesses performance based upon financial information, which includes loss from operations as the reported measure of segment profit or loss for each reportable segment. The CODM reviews and utilizes functional expenses (cost of revenue, technology and infrastructure, sales and marketing, and general and administrative) at the reportable segment level to manage the Company’s operations. Revenues from the sale of AI Platform and services and Connected devices and services have only been generated in the United States.

On June 30, 2026, the Company disposed of certain of the assets and intellectual property comprising the Connected devices and services segment by transferring them to the holder of the bridge loan in satisfaction of outstanding indebtedness. The Company evaluated the disposal and concluded it did not qualify for presentation as a discontinued operation because it did not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. Therefore, the results of the Connected devices and services segment are presented within continuing operations for all periods presented.

The Company has not recast prior-period segment information and has continued to present the historical results of the Connected devices and services segment through the date of disposition. Following the disposition, the Company operates as a single operating and reportable segment, AI Platform and services.

The table below presents information about reported segments for the three and six months ended June 30, 2026 and 2025 (except for asset information for 2025 that is presented as of December 31):

	Three Months Ended June 30, 2026
	AI Platform and services	Connected devices and services	Total
Revenue	$3,801	$—	$3,801
Less:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	2,108	—	2,108
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	—	10	10
Depreciation and amortization	2,588	88	2,676
Technology and infrastructure(3)	1,103	263	1,366
Sales and marketing(4)	678	62	740
General and administrative(5)	11,222	895	12,117
Loss from operations	$(13,898)	$(1,318)	$(15,216)
Gain on disposal of assets	—	2,501	2,501
Other income (expense), net	—	(30)	(30)
Loss before provision for income taxes	$(13,898)	$1,153	$(12,745)
Income tax expense	(20)	—	(20)
Net income (loss)	$(13,918)	$1,153	$(12,765)

Amounts include stock-based compensation expense, as follows:
(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$702	$—	$702
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	—	—	—
(3)Technology and infrastructure	783	—	783
(4)Sales and marketing	302	—	302
(5)General and administrative	7,259	342	7,601

	Three Months Ended June 30, 2025
	AI Platform and services	Connected devices and services	Total
Revenue	$—	$103	$103
Less:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	—	—	—
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	—	362	362
Depreciation and amortization	—	—	—
Technology and infrastructure(3)	—	1,401	1,401
Sales and marketing(4)	—	—	—
General and administrative(5)	—	1,600	1,600
Loss from operations	$—	$(3,260)	$(3,260)
Other income (expense), net	—	35	35
Loss before provision for income taxes	$—	$(3,225)	$(3,225)
Income tax benefit	—	—	—
Net loss	$—	$(3,225)	$(3,225)

Amounts include stock-based compensation expense, as follows:
(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$—	$—	$—
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	—	—	—
(3)Technology and infrastructure	—	286	286
(4)Sales and marketing	—	—	—
(5)General and administrative	—	494	494

	Six Months Ended June 30, 2026
	AI Platform and services	Connected devices and services	Total
Revenue	$4,277	$35	$4,312
Less:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	2,356	—	2,356
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	—	275	275
Depreciation and amortization	2,884	119	3,003
Technology and infrastructure(3)	1,272	916	2,188
Sales and marketing(4)	777	264	1,041
General and administrative(5)	12,523	2,989	15,512
Loss from operations	$(15,535)	$(4,528)	$(20,063)
Gain on disposal of assets	—	2,501	2,501
Other income (expense), net	13	(201)	(188)
Loss before provision for income taxes	$(15,522)	$(2,228)	$(17,750)
Income tax expense	(20)	—	(20)
Net loss	$(15,542)	$(2,228)	$(17,770)

Amounts include stock-based compensation expense, as follows:
(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$795	$—	$795
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	—	1	1
(3)Technology and infrastructure	926	337	1,263
(4)Sales and marketing	342	—	342
(5)General and administrative	8,215	950	9,165

	Six Months Ended June 30, 2025
	AI Platform and services	Connected devices and services	Total
Revenue	$—	$309	$309
Less:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	—	—	—
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	—	1,004	1,004
Depreciation and amortization	—	—	—
Technology and infrastructure(3)	—	3,784	3,784
Sales and marketing(4)	—	—	—
General and administrative(5)	—	4,019	4,019
Loss from operations	$—	$(8,498)	$(8,498)
Other income (expense), net	—	95	95
Loss before provision for income taxes	$—	$(8,403)	$(8,403)
Income tax benefit	—	—	—
Net loss	$—	$(8,403)	$(8,403)

Amounts include stock-based compensation expense, as follows:
(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$—	$—	$—
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	—	1	1
(3)Technology and infrastructure	—	381	381
(4)Sales and marketing	—	—	—
(5)General and administrative	—	697	697

	As of June 30, 2026
	AI Platform and services	Connected devices and services	Total
Property and equipment, net	$31,373	$—	$31,373
Total assets	$597,377	$1,946	$599,323

	Six Months Ended June 30, 2026
	AI Platform and services	Connected devices and services	Total
Capital expenditures	$6,890	$—	$6,890

	As of December 31, 2025
	AI Platform and services	Connected devices and services	Total
Property and equipment, net	$—	$101	$101
Total assets	$—	$5,600	$5,600

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

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing money market accounts and institutional money market funds. The amounts deposited in the money market accounts exceed federally insured limits. Further, the Company has amounts in excess of federally insured limits as of June 30, 2026 at one financial institution that totaled approximately $21.4 million. The Company has not experienced any losses related to this account and believes the associated credit risk to be minimal due to the financial condition of the depository institutions in which those deposits are held.

The Company is dependent on third-party manufacturers to supply products for manufacturing as well as research and development activities. These programs could be adversely affected by a significant interruption in the supply of such materials. For the six months ended June 30, 2026, one individual supplier accounted for 26% of total purchases. For the six months ended June 30, 2025, one individual supplier accounted for 16% of total purchases. The Company has no financial instruments with off-balance sheet risk of loss.

Significant Customers

Two customers accounted for the following percentages of the Company’s revenue: Customer A accounted for 65% and 64%, and Customer B accounted for 28% and 28%, for the three and six months ended June 30, 2026, respectively.

Accounts Receivable, Net and Allowance for Expected Credit Losses

Accounts receivable represent amounts billed to customers for services provided in the ordinary course of business. Payment terms generally require payment upon receipt of invoice. Accounts receivable are stated at the amounts management expects to collect. The Company evaluates the collectability of its receivables on an ongoing basis using relevant available information, including historical collection experience, current economic conditions, and specific customer circumstances. Based on this evaluation, management determined that no allowance for credit losses was necessary as of June 30, 2026.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of prepaid expenses, vendor refunds receivable, capitalized costs, and advance payments to vendors. Prepaid expenses represent amounts paid in advance for goods or services to be received in future periods and are expensed as the related benefit is realized. Vendor refunds receivable represent amounts due from suppliers for rebates, credits, or pricing adjustments and are recognized when the refund is probable and estimable. Costs that are capitalized represent expenditures expected to provide economic benefit beyond the current period and are recognized ratably over the expected period of benefit. Advance payments to vendors are recorded as assets and relieved against the related expense or asset when the underlying goods or services are received. Management periodically evaluates the recoverability of these assets and charges to expense any amounts determined to be unrecoverable. As of June 30, 2026, vendor refunds receivable of $2.9 million are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Depreciation expense is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Technology equipment	Shorter of lease term or 5 years
Computers and office equipment	3-5 years
Internal use software	3 years

Capitalized Internal Use Software

The Company capitalizes costs incurred to acquire, internally develop, or modify software solely for the Company’s internal use, including hosted applications used to deliver the Company’s support services, and certain implementation costs incurred in a hosting arrangement that is a service contract. For internally developed or modified software, capitalization occurs when management, with the relevant authority, authorizes and commits to the funding of the software project, and it is probable the project will be completed and used to perform the intended function. Capitalized costs primarily consist of costs to acquire software, salaries, stock-based compensation and payroll-related costs for employees directly involved in development efforts. Costs incurred prior to establishing the project is probable to complete and after the product is made generally available, including maintenance costs, are expensed as incurred. Costs incurred for software upgrades are capitalized if they result in additional functionalities or substantial enhancements. Capitalized software development costs are included in property and equipment, net on the condensed consolidated balance sheets, are amortized on a straight-line basis over the software’s estimated useful life, which is estimated as three years, and amortization is recorded in depreciation and amortization in the consolidated statements of operations and comprehensive loss.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets subject to amortization and property and equipment subject to depreciation, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted future cash flows expected to be generated by the asset to its carrying value. If the carrying amount of a long-lived asset exceeds the expected undiscounted cash flows, an impairment loss is recognized in an amount equal to the excess of the asset’s carrying value over its fair value. Fair value is determined using valuation techniques such as discounted cash flow models, market comparisons, and, where applicable, independent third-party appraisals. No impairment losses were recorded during the six months ended June 30, 2026 and 2025.

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

The Company accounts for revenue in accordance with ASC 606, Revenue From Contracts with Customers (Topic 606). Revenue is recognized when services are delivered. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for services. The Company determines revenue recognition by applying the following five steps:

1.	Identification of the contract, or contracts, with the customer

2.	Identification of the performance obligations in the contract

3.	Determination of the transaction price

4.	Allocation of the transaction price to the performance obligations in the contract

5.	Recognition of the revenue when, or as, a performance obligation is satisfied

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

The Company records a contract liability for deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. Deferred revenue at June 30, 2026 and December 31, 2025 was $3.7 million and $12 thousand, respectively. As of June 30, 2026, the Company expects $1.8 million of total deferred revenue to be realized in the next twelve months, $1.8 million in the following twelve months, and the remainder thereafter.

A description of our principal revenue generating activities is as follows:

AI Platform and services

Revenue associated with our AI Platform and services is generated through fixed-term contracts. AI Platform revenue is derived from these fixed-term contracts, where customers pay a fixed fee for reserved compute and storage capacity across our fleet of servers and contracted support services over the contract term, regardless of the level of utilization.

Compute capacity is delivered across three infrastructure tiers: (1) high-performance GPU servers for intensive AI training and inference workloads, (2) committed storage reservations and (3) virtual machines provisioned on shared CPU servers for general-purpose compute, development, testing, and supporting AI workloads such as data preprocessing and orchestration. Customers may also contract for integrated storage capacity and platform services, including managed Kubernetes, confidential computing, and service packages. The Company’s primary performance obligation is to stand ready to provide access to specified compute capacity, enabling customers to submit and process workloads on GPU clusters. Access to the Corvex AI cloud interface and standard technical support are not distinct in the context of the contract and are therefore combined into a single performance obligation with compute access. For customers that purchase optional storage services, the Company provides a separate performance obligation for access to hosted storage capacity.

Revenue from compute and storage capacity is recognized over time as customers simultaneously receive and consume the benefits of the services as they are provided. The Company measures progress toward satisfaction of its stand-ready performance obligation on a straight line basis over the committed contract term. Revenue from optional storage services was immaterial for the three and six months ended June 30, 2026.

The Company’s contracts with customers include variable consideration in the form of service level agreement (“SLA”) credits, which may reduce the transaction price if availability thresholds are not met. Such credits are recognized as variable consideration, and the reduction in revenue is allocable to the month in which the SLA threshold is not achieved. Other credits or concessions granted after contract inception are accounted for as changes in the transaction price and recognized as a reduction of revenue in the period of the change to the extent allocable to satisfied performance obligations.

The Company applies the practical expedient in ASC 606 and did not evaluate contract terms where the time period between payment and service delivery is one year or less for the existence of a significant financing component. If the period between transfer of the promised services and payment is more than one year, the Company analyzes whether a significant financing component is present. If so, the Company adjusts the total consideration to reflect the significant financing component.

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

Cost of Revenue

Cost of Revenue - AI Platform and services

Cost of revenue, exclusive of depreciation and amortization, primarily consists of costs related to operating high-performance computing equipment within leased data center space and the production environment used to provide services to customers, such as utilities including power, rent, labor costs and network access. Cost of revenue also includes personnel and other costs attributable to supporting and maintaining the Company’s computing environment used to deliver current-period services to customers, including compensation-related expenses and allocated overhead associated with these activities. The Company includes both direct costs and indirect costs that are attributable to the operation of the production environment. General corporate overhead, not attributable to current-period service delivery is excluded from cost of revenue.

The Company operates high-performance computing equipment within leased data center space and has co-location service agreements, which are accounted for as operating leases (Note 13). Included in Cost of revenue are fees for bandwidth usage.

Cost of revenue - Connected devices and services

Cost of revenue, exclusive of depreciation and amortization consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, customer support, data hosting services and other costs, which are directly attributable to the production of the Company’s product. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of revenue.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were approximately $119 thousand and $144 thousand for the three and six months ended June 30, 2026, respectively. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Technology and Infrastructure

In connection with the acquisition of Corvex OpCo, the Company has separately classified expenses related to technology and infrastructure within the condensed consolidated statements of operations and comprehensive loss. Technology and infrastructure expense consists of costs associated with our infrastructure, such as personnel costs for employees associated with research and development of new and existing products and services or with maintaining our computing infrastructure, such as salaries and benefits, bonuses, stock-based compensation expense, lab supplies and facility costs, travel expenses, fees paid to non-employees conducting certain research activities and other related expenses, and costs related to software subscriptions. The Company’s technology and infrastructure efforts are dedicated towards developing new services, improving the Company’s existing infrastructure, adding new features, bringing the latest compute technology to market and improving the accessibility of the Company’s services.

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

Stock-Based Compensation

The Company measures equity classified stock-based awards granted to employees, directors, and non-employees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term, the volatility of the Company’s Common Stock, and an assumed risk-free interest rate. The Company accounts for forfeitures as they occur.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and six months ended June 30, 2026 and 2025, respectively.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding during the period, without consideration for Common Stock equivalents. The weighted average number of common shares used in calculating basic and diluted net loss per share includes the weighted-average pre-funded common stock warrants outstanding during the period as they are exercisable at any time for nominal cash consideration, restricted stock issued, options exercised, and preferred shares converted. Diluted net loss per share is the same as basic net loss per share, as the effects of potentially dilutive securities would reduce the loss per share and are therefore antidilutive.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance on the timing of capitalization of internally developed software costs by removing all references to prescriptive and sequential software development stages. Under the amended guidance, an entity begins capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The standard must be applied using one of the following transition methods: (i) a prospective transition method, (ii) a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption, or (iii) a retrospective transition approach.

The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company early adopted the standard in the second quarter of 2026 using the prospective transition method. The Company had no capitalized internal-use software costs as of the date of adoption, and accordingly no cumulative effect adjustment to retained earnings was recorded. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 3 - ACQUISITIONS

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

Pursuant to the terms of the Merger Agreement, total consideration consisted of the following:

●	240.5620 shares of Series B Preferred Stock which were converted into 240,544 shares of Common Stock on March 31, 2026.

●	23,551.5195 shares of Series C Preferred Stock, which were convertible into approximately 23,551,502 shares of Common Stock, following stockholder approval at the Company’s 2026 Annual Meeting of Stockholders.

●	30,227.052 shares of Series D Preferred Stock which were convertible into approximately 30,227,050 shares of Common Stock, following stockholder approval at the Company’s 2026 Annual Meeting of Stockholders.

Collectively, the Series B, Series C and Series D Preferred Stock are referred to collectively as “Payment Shares” on that basis that each share will be convertible to Common Stock and each Payment Share, on an as converted basis, represents one thousand shares of the combined company, which is the basis for the determination of the estimated purchase price.

In connection with the acquisition, the Company issued replacement awards for Corvex OpCo’s pre-existing stock options and restricted stock units.

Total consideration transferred in the acquisition was $581.9 million, consisting of the following (in thousands, except per share data):

Fair value of Payment Shares at $10.71 per common share equivalent	$577,045
Fair value of assumed Corvex OpCo equity awards attributable to pre-combination services	4,910
Total consideration	$581,955

The acquisition-related costs were $1.8 million, of which $719 thousand were recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026.

We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of acquisition. These estimates and assumptions are believed to be reasonable, but they are inherently uncertain and may be subject to material change as additional information becomes available during the respective measurement period, which will not exceed 12 months from applicable acquisition date. The acquired business contributed revenue of $4.3 million and a net loss of $15.5 million for the period from March 19th to June 30, 2026.

Subsequent to the issuance of the March 31, 2026 interim financial statements, immaterial errors to the preliminary purchase price allocation were identified which increased goodwill by approximately $1,054 thousand, increased deferred revenue by $191 thousand and increased accrued expenses by $819 thousand. The Company evaluated these errors quantitatively and qualitatively and determined the related impact was not material to the previously reported consolidated interim financial statements.

The preliminary fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Opening Balance Sheet
Cash and cash equivalents	$36,678
Accounts receivable, net	1,342
Prepaid expenses and other current assets	596
Property and equipment, net	26,412
Operating lease right-of-use assets	3,477
Intangible assets	15,400
Goodwill	519,318
Total assets acquired	$603,223

Accounts payable	1,552
Accrued liabilities	1,454
Deferred revenue	4,340
Operating lease liabilities, current	1,605
Finance lease liabilities, current	3,798
Operating lease liabilities, non-current	1,921
Finance lease liabilities, non-current	6,598
Total liabilities assumed	$21,268

Total purchase price	$581,955

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

The table below presents supplemental unaudited pro forma information as if Corvex OpCo acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2025. Pro forma results include adjustments for amortization of intangible assets and right of use assets, depreciation of property and equipment, and stock based compensation and do not include any projected cost savings or other anticipated benefits of the Merger. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

	Six Months Ended June 30,
	2026	2025
Revenue:
Revenue - AI Platform and services	$7,420	$3,561
Revenue - Connected devices and services	35	309
Total revenue	7,455	3,870
Net loss	$(31,401)	$(29,049)

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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

Fair Value Measurements

	June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$15	$15	$–	$–
Total cash equivalents	$15	$15	$–	$–

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,360	$2,360	$–	$–
Total cash equivalents	$2,360	$2,360	$–	$–

NOTE 5 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$21,680	$467
Money market funds	15	2,360
Total cash and cash equivalents	$21,695	$2,827

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of June 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Technology equipment	$32,459	$310
Computers, office equipment and furniture	350	260
Software	801	144
Construction in progress	133	–
Total property and equipment	33,743	714
Less: accumulated depreciation	(2,370)	(613)
Total property and equipment, net	$31,373	$101

Total depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2026 was approximately $1.3 million and $1.4 million, respectively and included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill

The following table summarizes the changes to Goodwill (in thousands):

Amount
Balance at January 1, 2026	$–
Additions	519,318
Balance at June 30, 2026	$519,318

There was no goodwill as of December 31, 2025 and there were no impairment charges recorded for any periods presented.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands, except years):

	June 30, 2026
	Weighted-Average
	Remaining Useful Lives	Acquired Intangibles,	Accumulated	Acquired Intangibles,
	(in years)	Gross	Amortization	Net
Customer relationships	7	$5,190	$(209)	$4,981
Tradename	20	10,210	(144)	10,066
Total		$15,400	$(353)	$15,047

Amortization expenses for intangible assets were $312 thousand and $353 thousand for the three and six months ended June 30, 2026. There were no intangible assets as of December 31, 2025.

As of June 30, 2026 the expected future amortization expense related to intangible assets was as follows (in thousands):

Years Ending December 31,	Amount
2026	$635
2027	1,252
2028	1,252
2029	1,252
2030	1,252
Thereafter	9,404
Total expected future amortization expenses	$15,047

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued fees for professional services	$1,696	$201
Accrued refund liability	1,154	—
Accrued inventory	256	—
Accrued compensation	207	133
Other	179	71
Accrued research and development	7	110
Accrued vacation	—	78
Accrued interest on bridge loan (related party)	—	72
	$3,499	$665

NOTE 9 - BRIDGE LOAN (RELATED PARTY)

On August 6, 2025, the Company entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) pursuant to which the Company obtained $1,500,000 in bridge financing (the “Bridge Loan”). In connection with the Bridge Loan, the Company entered into a Security Agreement and Intellectual Property Security Agreement pursuant to which the Company granted the lender a security interest in all of its assets, properties and rights, including its intellectual property rights related to the Connected devices segment. The Bridge Loan bore interest at a per annum rate equal to 12.0% and matured on November 3, 2025 (the “Maturity Date”). The Loan Agreement also included a loan premium provision that required the Company to pay an additional amount equal to double the then outstanding principal balance of the Bridge Loan upon the occurrence of certain triggering events.

Upon maturity, the Company was required to repay the $1.5 million principal, accrued interest, and a $3.0 million premium. The premium represents an original issue discount, which was amortized over the 90-day term of the loan using the effective interest method, resulting in an effective annual interest rate of approximately 532.59%.

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

On November 6, 2025, the Company entered into a second amendment to the Bridge Loan (the “Second Amendment”). The Second Amendment provided for an extension of the maturity date of the Bridge Loan to March 31, 2026 in exchange for the Company’s agreeing that upon any sale or other disposition of all or substantially all the Company’s assets related to the Connected devices segment prior to closing of the Merger, it would be obligated to repay the $1.5 million principal of the Bridge Loan, plus any other outstanding obligations plus a $3.0 million repayment premium. The Second Amendment further provided that if the outstanding obligations under the Bridge Loan were not satisfied prior to Closing, the Company’s intellectual property and other assets associated with its business prior to Closing would be transferred to the Lender in full satisfaction of such obligations. As a result, the remaining unamortized original issue discount was amortized using the effective interest method over the amended term ending March 31, 2026. No additional proceeds were received in connection with the amendment.

On March 19, 2026, the Company entered into a third amendment to the Bridge Loan (the “Third Amendment”). The Third Amendment provided for an extension of the maturity date of the Bridge Loan to June 30, 2026 in exchange for the Company’s agreeing that upon any sale or other disposition of all or substantially all the Company’s legacy assets, it would be obligated to repay the $1.5 million principal of the Bridge Loan, plus any other outstanding obligations plus a $3.0 million repayment premium and any other proceeds from the sale of such legacy assets. The Third Amendment further provided that if the outstanding obligation under the Bridge Loan had not been paid and the Company had not sold the legacy assets by the maturity date, the Company would transfer such assets to the lender on the maturity date in full satisfaction of the debt. No additional proceeds were received in connection with the amendment.

On June 30, 2026, and in line with the Third Amendment, the Company settled the Bridge Loan by entering into a Bill of Sale, Assignment and Assumption Agreement (the “Bill of Sale”) with Evie Holdings, LLC, pursuant to which the Company transferred its legacy assets — including its legacy IP, inventory, equipment, and its 510(k) clearance for the pulse oximetry feature of the wellness ring — to Evie Holdings, LLC in full satisfaction of the Company’s obligations under the Bridge Loan. In connection with the settlement, the lender delivered a payoff letter confirming that the Loan Documents, and all related liens and security interests, terminated automatically upon consummation of the transfer. The settlement of the Bridge Loan resulted in a gain of approximately $2.5 million. Interest expense recognized for the three and six months ended June 30, 2026, was approximately $31 thousand and $208 thousand.

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

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, 2,060,185 and 1,228,272 shares were outstanding, respectively.

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

In June 2024, the Company replaced B. Riley Securities with Jones Trading as the Sales Agent for the Issuance Agreement.

During the three and six months ended June 30, 2026 , the Company neither issued nor sold any shares through the Issuance Agreement. During the three months ended June 30, 2025, the Company issued and sold an aggregate of 171,751 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $5.64 per share and received net proceeds of $938 thousand. During the six months ended June 30, 2025, the Company issued and sold an aggregate of 198,392 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $8.82 per share and received net proceeds of $1.7 million. As of June 30, 2026, the Issuance Agreement had been terminated as a result of the expiration of the Company’s Registration Statement on Form S-3.

Common Stock Reserved for Future Issuance

Common Stock reserved for future issuance at June 30, 2026 is summarized as follows:

June 30, 2026
Conversion of Series A preferred stock	779,247
Conversion of Series C preferred stock	23,551,502
Conversion of Series D preferred stock	30,227,050
Warrants to purchase common stock	438,547
Stock options outstanding	8,755,418
Settlement of restricted stock units	6,223,598
Stock options available for future grants	135,236
Total	70,110,598

Series A Convertible Preferred Stock

As of June 30, 2026 the Company had 2,804 issued and outstanding shares at an original issue price of $1,000 per share, with a conversion price of $5.50 plus 8% accrued and unpaid dividends. The 2,804 outstanding shares of Series A Preferred Stock are convertible into 728,335 shares of Common Stock, plus an additional 50,912 shares based on dividends in arrears as of June 30, 2026. The Series A class is convertible into Common Stock, at the option of the holder subject to a 4.99% beneficial ownership limitation, is non-participating, and carries voting rights together with the Common Stock. The class also includes protective provisions, registration rights, liquidated damages for registration failures, and investor indemnification provisions.

Series C Non-Voting Convertible Preferred Stock

In connection with the Merger the Company issued 23,551.5195 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”). Following stockholder approval, each share of Series C Preferred Stock will automatically convert into 1,000 shares of the Company’s Common Stock. Except as otherwise required by the Series C Certificate of Designations or applicable law, the Series C Preferred Stock does not have voting rights. However, for so long as any shares of Series C Preferred Stock remain outstanding, the Company may not take certain actions that would adversely affect the rights, preferences or privileges of the Series C Preferred Stock without the affirmative vote of the holders of a majority of the outstanding shares of Series C Preferred Stock. Holders of Series C Preferred Stock are entitled to receive dividends on an as-if-converted-to-Common Stock basis, in the same form and manner as dividends declared and paid on the Company’s Common Stock, when and if such dividends are declared, and are not entitled to any dividends payable pursuant to the Merger Agreement. Upon any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock ranks on parity with the Company’s Common Stock and junior to the Series A Preferred Stock with respect to distributions of assets. In July 2026, a portion of the outstanding Series C Preferred Stock was exchanged for shares of Series D Preferred Stock. See Note 15 for further discussion.

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

During the three months ended June 30, 2026, the Board of Directors approved, and the holders of a majority of the then-outstanding shares of Series D Preferred Stock consented to, an increase in the number of authorized shares of Series D Preferred Stock from 30,227.0524 to 50,000 shares. Following such increase, 8,722.123 shares were issued on July 1, 2026 pursuant to the Preferred Exchange described below (Note 15). As of June 30, 2026, 30,227.0524 shares of Series D Preferred Stock were issued and outstanding.

NOTE 11 - COMMON STOCK WARRANTS

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2026:

Warrant Issuance (BOD)	Issuance	Exercise Price	Outstanding, December 31, 2025	Granted	Exercised	Canceled/ Expired	Outstanding, June 30, 2026	Expiration
Underwriter Warrants	March 2021	$662.74	8,664	—	—	(8,664)	—	March 2026
January 2023 warrants	January 2023	$173.42	21,022	—	—	—	21,022	January 2028
February 2023 warrants	February 2023	$173.42	3,154	—	—	—	3,154	February 2028
August 2023 warrants	August 2023	$136.97	1,827	—	—	—	1,827	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.12	20,174	—	—	—	20,174	None
April 2024 warrants	April 2024	$45.00	406,934	—	—	—	406,934	April 2029
April 2024 warrants	April 2024	$48.61	2,607	—	—	—	2,607	April 2029
August 2024 warrants	August 2024	$45.00	3,003	—	—	—	3,003	August 2029
			467,385	—	—	(8,664)	458,721

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2025:

Warrant Issuance (BOD)	Issuance	Exercise Price	Outstanding, December 31, 2024	Granted	Exercised	Canceled/ Expired	Outstanding, June 30, 2025	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$154.64	2,653	—	—	(2,653)	—	April 2025
Preferred B Placement Warrants	April 2019	$231.95	4,199	—	—	(4,199)	—	April 2025
Convertible Notes Placement Warrants	August 2020	$283.81	1,556	—	—	—	1,556	August 2025
Underwriter Warrants	March 2021	$662.74	8,664	—	—	—	8,664	March 2026
January 2023 warrants	January 2023	$173.42	21,022	—	—	—	21,022	January 2028
February 2023 warrants	February 2023	$173.42	3,154	—	—	—	3,154	February 2028
August 2023 warrants	August 2023	$136.97	1,827	—	—	—	1,827	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.12	26,242	—	—	—	26,242	April 2029
April 2024 warrants	April 2024	$45.00	406,934	—	—	—	406,934	April 2029
April 2024 warrants	April 2024	$48.61	2,607				2,607	April 2029
August 2024 warrants	August 2024	$6.11	3,003	—	—	—	3,003	August 2029
			481,861	—	—	(6,852)	475,009

NOTE 12 - STOCK-BASED COMPENSATION

2019 Equity Incentive Plan

As of June 30, 2026, the Company had 117,130 shares available for future grant pursuant to the 2019 Incentive Plan.

2021 Employment Inducement Plan

As of June 30, 2026, the Company had 18,106 shares available for future grant under the 2021 Inducement Plan.

2024 Equity Incentive Plan

As of June 30, 2026, the Company had no shares available for future grant under the 2024 Incentive Plan.

Before the Merger, Corvex OpCo maintained the 2024 Equity Incentive Plan (the “2024 Incentive Plan”) to help attract and retain eligible award recipients and to incentivize them to contribute to Corvex OpCo’s success. Under the Plan, Corvex OpCo could issue up to 2,295,000 shares of Corvex OpCo Common stock, subject to adjustment as provided in the Plan. On March 18, 2026, the Board of Directors of Corvex OpCo approved an increase in the aggregate number of shares of Corvex OpCo Common stock that may be issued pursuant to the 2024 Incentive Plan from 2,295,000 to 7,097,718, an increase of 4,802,718 shares, subject to adjustment as provided in the 2024 Incentive Plan. The 2024 Incentive Plan was assumed by the Company in the Merger and the number of shares available under the 2024 Incentive Plan was increased to 15,795,897 to reflect the impact of the exchange ratio in the Merger.

As part of the Merger, 3,934,154 of Corvex OpCo’s outstanding stock options were assumed by the Company, representing 8,755,418 stock options after accounting for the exchange ratio in the Merger. Additionally, 2,744,776 of Corvex OpCo’s RSUs were assumed by the Company, representing 6,108,470 RSUs after accounting for the exchange ratio in the Merger. The fair value of these stock options and RSUs was approximately $148.5 million. Of this amount, $4.9 million was recognized in the total purchase price (Note 3). The remainder of the fair value of approximately $143.6 million will be recognized as compensation expense subsequent to the Merger until the year 2030.

The 2024 Incentive Plan permits certain employees to early exercise stock options prior to vesting. Shares issued upon exercise of unvested options are subject to the Company’s right of repurchase at the original exercise price until vested. Early exercised options are included in exercises in the stock option activity table. The Company recognizes stock-based compensation expense for these awards over the remaining requisite service period. As of June 30, 2026, 136,049 shares issued pursuant to early exercises remained subject to repurchase rights.

2026 Equity Incentive Plan

On March 19, 2026, the Company’s Board of Directors approved the 2026 Corvex Equity Incentive Plan (the “2026 Incentive Plan”) and on July 1, 2026 the stockholders approved the 2026 Incentive Plan at the Company’s 2026 Annual Meeting of Stockholders. The 2026 Incentive Plan initially had 3,500,000 shares of Common Stock available for issuance following stockholder approval on July 1, 2026. As of June 30, 2026, 889,931 awards were approved under the 2026 Incentive Plan, subject to stockholder approval, which was obtained on July 1, 2026. Therefore, such awards are not reflected below for the period ended June 30, 2026.

2026 Employee Stock Purchase Plan

On March 19, 2026, the Company’s Board of Directors approved the 2026 Corvex Employee Stock Purchase Plan (the “2026 ESPP”) and on July 1, 2026 the stockholders approved the 2026 ESPP at the Company’s 2026 Annual Meeting of Stockholders. The 2026 ESPP has 900,000 shares of Common Stock available for issuance following stockholder approval. As of June 30, 2026, no stock had been purchased under the 2026 ESPP.

Stock Options

2024 Incentive Plan Grants

On February 16, 2026 and pursuant to the 2024 Incentive Plan, Corvex OpCo granted 85,000 options (189,167 options after accounting for the exchange ratio in the Merger) to certain employees and/or consultants of Corvex OpCo, which vest and become exercisable subject to the recipient’s continued service. The options vest monthly over four years on the anniversary of the grant date. As discussed above, all awards granted under the 2024 Incentive Plan were assumed by the Company in the Merger. Total share-based compensation cost as of the grant date of the awards was $1.8 million.

On March 18, 2026 and pursuant to the 2024 Incentive Plan, Corvex OpCo granted 2,948,094 options (6,560,952 options after accounting for the exchange ratio in the Merger) to certain employees and/or consultants of Corvex OpCo, which vest and become exercisable subject to the recipient’s continued service. The options vest (i) monthly over four years on the anniversary of the grant date; (ii) monthly over one year, or (iii) quarterly over four years depending on the terms of each grant and all such grants are subject to acceleration as described below. Subsequent to the Merger, if the Company consummates a change in control transaction where the enterprise value of the Company is $500 million or greater, all such options shall accelerate and become fully vested as of immediately prior to the closing of such transaction, subject to the holder’s continuous service through such date. As discussed above, all awards granted under the 2024 Incentive Plan were assumed by the Company in the Merger. Total share-based compensation cost as of the grant date of these options was $58.5 million.

All stock options granted under the 2024 Incentive Plan were not adjusted for the 2026 Stock Dividend.

2026 Incentive Plan Grants

On March 18, 2026 and after giving effect to the 2026 Stock Dividend, the Company granted 271,600 options (the “Fairbairn NQOs”) to Emily Fairbairn under the 2026 Incentive Plan in recognition of her taking on the role of lead independent director. The exercise price per share of the Fairbairn NQOs was $11.11, the closing price of the Common Stock on the grant date, and the Fairbairn NQOs vest and become exercisable in three equal annual installments. The exercisability of the Fairbairn NQOs was subject to stockholder approval of the 2026 Incentive Plan, which was obtained on July 1, 2026.

On April 27, 2026, the Company granted 20,000 options to certain employees of the Company, which vest and become exercisable subject to the recipient’s continued service. The options vest monthly over four years on the anniversary of the grant date. Additionally, the Company granted 200,000 options to Patrick Fleury for joining the Company’s Board of Directors. Such options vest and become exercisable in three equal annual installments on the anniversary of the grant date. The exercisability of the such options was subject to stockholder approval of the 2026 Incentive Plan, which was obtained on July 1, 2026.

The Company measures the fair value of the awards on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period beginning on the grant date. Stock-based compensation for the options that are subject to approval of the 2026 Incentive Plan shall not be recognized until such date, at which point, expense will be recognized on a straight-line basis over the requisite service period. Accordingly, no grants of equity awards under the 2026 Incentive Plan were recognized during the quarter as stockholder approval for the 2026 Incentive Plan was obtained on July 1, 2026.

Stock option activity for the six months ended June 30, 2026 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2025	2,602,081	$6.06	7.6 years	$18,508
Granted	6,750,119	$4.47
Exercised	(504,650)	$0.92
Cancelled	(92,131)	$145.54
Outstanding at June 30, 2026	8,755,419	$3.67	9.5 years	$157,897

Exercisable as of June 30, 2026	834,854	$2.10	8.6 years	$16,363

Vested and expected to vest as of June 30, 2026	8,755,419	$3.67	9.5 years	$157,897

The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2026 and 2025, was $19.89 and $23.52, respectively. During the six months ended June 30, 2026 options were exercised for proceeds of $464 thousand. During the six months ended June 30, 2025 no options were exercised. The fair value of the 422,917 and 2,893 options that vested during the six months ended June 30, 2026 and 2025 was approximately $8.6 million and $329 thousand, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options granted during the six months ended June 30, 2026 and 2025 was estimated using the following weighted average assumptions:

	Six Months Ended June 30,
	2026	2025
Dividend yield	—%	—%
Expected volatility	75.00%	65.16%
Risk-free interest rate	3.93% – 4.06%	4.39%
Expected life	5.63 – 7.00 years	5.46 years

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

Risk-Free Interest Rate—The risk-free interest rate is based on the interest yield in effect at the date of grant for U. S. Treasury notes with maturities approximately equal to the option’s expected term.

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

Restricted Stock Units

On January 2, 2026, after giving effect to the 2026 Stock Dividend, the Company granted 72,619 RSUs to Employees (“Employee RSUs”) for the period from January 1, 2026, to June 30, 2026, which vest over that period based upon continued service. The Company also granted 40,871 RSUs to Directors (“Director RSUs”) for the period from January 1, 2026, to June 30, 2026, which vest immediately on the grant date. The terms of the awards provided that they would be converted into shares on the earlier of (a) the date of a change of control, (b) promptly following the date of grantee’s separation of service, and (c) December 31, 2026. Of the 113,490 RSUs, 102,047 were vested following the closing of the Merger and the remaining 11,443 unvested RSUs were forfeited. Total share-based compensation cost as of the grant date of the Employee RSUs and the Director RSUs was $407 thousand and $264 thousand, respectively.

On March 18, 2026, after giving effect to the 2026 Stock Dividend the Company granted J. Cogan, the Company’s former Chief Financial Officer, 50,246 RSUs under the Movano 2019 Incentive Plan (the “Cogan RSUs”) of which 27,160 RSUs vest in full upon the earlier of (1) June 30, 2026 and (2) termination without cause, and the remaining 23,086 vest in six monthly installments beginning on July 31, 2026 and ending on December 31, 2026. Total share-based compensation expense as of the grant date of the Cogan RSUs was $558 thousand.

On March 18, 2026 and under the 2024 Incentive Plan, Corvex OpCo granted 2,744,776 RSUs (6,108,470 RSUs after accounting for the exchange ratio in the Merger) to the Co-Founders of Corvex OpCo (the “Founder RSUs”), which vest and become settled in equal quarterly installments over a four-year period following the closing of the Merger (March 19, 2026), subject to acceleration. The Founder RSUs were not adjusted for the 2026 Stock Dividend. As discussed above, all awards granted under the 2024 Incentive Plan were assumed by the Company in the Merger. Total share-based compensation cost as of the grant date of the Founder RSUs was $65.4 million. Subsequent to the Merger, if the Company consummates a change in control transaction where the enterprise value of the Company is $500 million or greater, all Founder RSUs will accelerate and become fully vested as of immediately prior to the closing of such transaction, subject to the holder’s Continuous Service through such date.

On March 18, 2026, after giving effect to the 2026 Stock Dividend, the Company approved 135,800 RSUs (the “Fairbairn RSUs”) to Emily Fairbairn in recognition of her taking on the role of lead independent director under the 2026 Incentive Plan. The Fairbairn RSUs were granted on July 1, 2026 following stockholder approval of the 2026 Incentive Plan and shall vest and settle in three equal annual installments on the anniversary of the grant date.

For the three months ended June 30, 2026, the Company approved RSUs as follows (with each grant being subject to the receipt of stockholder approval for the 2026 Incentive Plan): 100,000 RSUs on April 27, 2026; 50,000 RSUs on June 8, 2026; 62,535 RSUs on June 8, 2026; and 50,000 RSUs on June 24, 2026. These RSUs were approved by the Board on the dates above, but are granted for accounting purposes on the date of approval of the 2026 Incentive Plan, or July 1, 2026. The RSUs shall vest and settle in three equal annual installments on the anniversary of the grant date, subject to the recipient’s continued service through each applicable vesting date.

The Company measures the fair value of RSUs on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. RSUs that are subject to approval of the 2026 Incentive Plan shall not be recognized until such date, at which point, expense will be recognized on a straight-line basis over the requisite service period.

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2025	-	$-
Granted	6,272,206	10.71
Vested and converted to shares	(37,165)	6.47
Forfeited or cancelled	(11,443)	6.47
Balance, June 30, 2026	6,223,598	$10.74

Compensation Expense

The Company has recorded stock-based compensation expense for the six months ended June 30, 2026 and 2025 related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Cost of revenue	$702	$—
Technology and infrastructure	783	286
Sales and marketing	302	—
General and administrative	7,601	494
Stock-based compensation, net of amounts capitalized	9,388	780
Capitalized stock-based compensation	303	—
Total stock-based compensation	$9,691	$780

	Six Months Ended June 30,
	2026	2025
Cost of revenue	$796	$1
Technology and infrastructure	1,263	381
Sales and marketing	342	—
General and administrative	9,165	697
Stock-based compensation, net of amounts capitalized	11,566	1,079
Capitalized stock-based compensation	303	—
Total stock-based compensation	$11,869	$1,079

Total stock-based compensation related to stock option awards and RSUs was $9.7 million and $11.9 million for the three and six months ended June 30, 2026, respectively. Of these amounts, $303 thousand was capitalized as internal use software costs within Property and equipment, net on the condensed consolidated balance sheets, with the remainder recognized in the condensed consolidated statements of operations and comprehensive loss for each respective period.

As of June 30, 2026, unamortized compensation expense related to unvested stock options was approximately $72.2 million, which is expected to be recognized over a weighted average period of 3.70 years. Unamortized compensation expense related to unvested restricted stock units was approximately $60.8 million, which is expected to be recognized over a weighted average period of 3.70 years as of June 30, 2026.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating and Finance Leases

As of June 30, 2026, the Company has operating lease agreements for the office premises, laboratory space, and two data center co-location contracts and one finance lease agreement for the equipment used in its AI cloud computing business.

The balances of the operating and finance lease related accounts as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

Operating and Finance leases	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$5,286	$415
Operating lease liabilities, current	$2,591	$253
Operating lease liabilities, non-current	$2,900	$267
Finance lease liabilities, current	$3,910	$18
Finance lease liabilities, non-current	$5,561	$—

The components of lease expense and supplemental cash flow information as of and for the six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Lease Cost:
Operating lease cost	$1,197	$116
Finance lease cost:
Amortization of lease assets	1,916	—
Interest on lease liabilities	303	—
Total finance lease cost	2,219	—
Variable lease cost	43	—
Total lease cost	$3,459	$116

Amortization expense related to the leases above, was $1.1 million for the six months ended June 30, 2026.

Total operating cash flows from operating leases included in the measurement of leases liabilities for the six months ended June 30, 2026 and 2025 was $1.3 million and $168 thousand, respectively.

Information relating to the lease term and discount rates for the years ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Weighted-average remaining lease terms (in years)
Finance leases	2.30	1.60
Operating leases	2.20	2.50
Weighted-average discount rate
Finance leases	5.6%	15.1%
Operating leases	5.5%	10.0%

Future minimum lease payments for the operating and finance leases as of June 30, 2026 are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2026	$2,158	$1,416
2027	4,317	2,374
2028	3,598	2,036
Total undiscounted lease payments	10,073	5,826
Less: Present value discount	(602)	(335)
Lease liability	$9,471	$5,491

Leases Not Yet Commenced

As of June 30, 2026, the Company had executed a lease agreement for additional data center capacity that had not yet commenced. The aggregate amount of estimated future undiscounted lease payments associated with the lease is approximately $7.7 million. The lease is expected to commence between November and December 2026 and has an estimated lease term of 36 months.

The lease agreement provides access to 517.5 kW of capacity under Phase 4 and 1,200 kW of capacity under Phase 5. Phase 4 and Phase 5 are expected to be delivered no later than November 30, 2026 and December 31, 2026, respectively, subject to extensions for certain delays outside of the Company’s reasonable control.

The Company is also obligated for approximately $0.7 million of non-recurring infrastructure charges associated with the development of Phases 4 and 5. Upon satisfaction of certain conditions specified in the lease agreement, the Company is required to make a $2.5 million prepayment, which will be applied as a credit against monthly recurring charges during the first twelve months of billing for Phases 4 and 5.

The lease agreement also provides for variable charges based on actual power consumption. Such variable charges are excluded from the estimated future undiscounted lease payments described above.

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

No amounts associated with such indemnifications have been recorded as of June 30, 2026.

NOTE 14 - NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,
	2026	2025
Numerator:
Net loss	$(12,765)	$(3,225)
Less: Cumulative dividends on Series A preferred stock	(59)	—
Net loss - attributed to common stockholders	$(12,824)	$(3,225)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	2,506,295	1,058,412

Net loss per share, basic and diluted	$(5.12)	$(3.05)

	Six Months Ended June 30,
	2026	2025
Numerator:
Net loss	$(17,770)	$(8,403)
Less: Cumulative dividends on Series A preferred stock	(155)	—
Net loss - attributed to common stockholders	$(17,925)	$(8,403)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	2,087,639	1,013,122

Net loss per share, basic and diluted	$(8.59)	$(8.29)

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2026 and 2025 because including them would have been antidilutive are as follows:

	Six Months Ended June 30,
	2026	2025
Shares subject to conversion of Series A preferred stock	779,247	—
Shares subject to conversion of Series C preferred stock	23,551,502	—
Shares subject to conversion of Series D preferred stock	30,227,050	—
Shares subject to options to purchase common stock	8,755,418	105,068
Shares subject to options to purchase restricted stock units	5,749,777	83,645
Shares subject to warrants to purchase common stock	438,547	448,681
Total	69,501,541	637,394

NOTE 15 - SUBSEQUENT EVENTS

Stockholder Approval

On July 1, 2026, the Company’s 2026 Annual Meeting of Stockholders was reconvened and all proposals were approved, including the authorization of the conversion of Series C and Series D Non-Voting Convertible Preferred Stock into Common Stock and the approval of stock option exercises for Corvex OpCo options assumed in the Merger.

Preferred Exchange

On July 1, 2026, the Company entered into exchange agreements with certain holders of approximately 3,454.7899 shares of Series C Non-Voting Convertible Preferred Stock who elected to exchange their shares for an equivalent number of shares of Series D Non-Voting Convertible Preferred Stock on a one-for-one basis prior to the automatic conversion of Series C shares. The exchange was effected at parity, resulting in no change to the aggregate number of shares of Common Stock issuable upon conversion of the outstanding preferred stock. A Certificate of Increase of Series D Preferred Stock was filed with the Secretary of State of the State of Delaware on July 1, 2026 to accommodate the additional Series D shares.

Adoption of 2026 Equity Incentive Plan and ESPP

On July 1, 2026, following stockholder approval at the Annual Meeting, the Company adopted the Corvex, Inc. 2026 Equity Incentive Plan (the “2026 Plan”) and the Corvex, Inc. 2026 Employee Stock Purchase Plan (the “ESPP”). The 2026 Plan has approximately 2,610,069 shares reserved for future issuance and the ESPP has approximately 900,000 shares reserved.

Series A and Series C Preferred Stock Conversion

On July 7, 2026, three business days following stockholder approval at the Annual Meeting, all outstanding shares of Series C Non-Voting Convertible Preferred Stock automatically converted into shares of Common Stock at a ratio of 1,000 shares of Common Stock per share of Series C Preferred Stock. Holders of Series A Convertible Preferred Stock also fully converted their shares of Series A Preferred Stock into Common Stock on July 7, 2026. Following these conversions, no shares of Series A or Series C Preferred Stock remain issued or outstanding. In the aggregate, the conversions resulted in the issuance of approximately 24.5 million shares of Common Stock.

Series D Partial Conversion

Following the stockholder approval obtained at the Annual Meeting on July 1, 2026, shares of Series D Non-Voting Convertible Preferred Stock became convertible at the option of each holder into 1,000 shares of Common Stock per share, subject to a 4.9% beneficial ownership limitation. Certain holders elected to convert a portion of their Series D shares into Common Stock on July 7, 2026. As of July 8, 2026, 28,929.5944 shares of Series D Preferred Stock remained issued and outstanding, representing potential conversion into approximately 28.9 million shares of Common Stock.

Director Equity Grants

On July 1, 2026, following adoption of the 2026 Plan at the Annual Meeting, the Company made initial equity grants to certain of the Company’s directors. The following directors each received RSU grants vesting in three equal annual installments from the grant date: Emily Wang Fairbairn received 135,800 RSUs; Patrick Fleury received 100,000 RSUs and stock options to purchase 200,000 shares of Common Stock at an exercise price of $21.06 per share, expiring July 1, 2036; Brian Cullinan received 50,000 RSUs; and Nicholas Donofrio received 50,000 RSUs. All grants will be reflected in future stock-based compensation expense.

Corvex Primus Closed

On August 3, 2026, Corvex Primus LLC, a subsidiary of the Company, entered into a Loan and Security Agreement (the “GPU Loan Agreement”) with GPU Finance Ltd., a subsidiary of the USD.AI Foundation, as initial lender, and Corvex Primus Holdco LLC, as parent, establishing a secured equipment financing facility to fund the purchase of GPU servers and related infrastructure for the Company’s AI Factory data centers. Corvex OpCo provided a limited guaranty of the borrower’s obligations pursuant to a Limited Guaranty Agreement. Under the initial draw (Series A), funded on August 3, 2026 and secured by GPU servers and related equipment, the Company borrowed $7,500,000 in principal, bearing interest at 10.0% per annum (15.0% upon default), amortizing on a mortgage-style basis over a three-year term maturing September 1, 2029. The Company funded a Required Reserve Deposit of $724,565.50 (stepping down over the term absent a continuing event of default) and paid an upfront fee of $150,000. The GPU Loan Agreement permits the Company to request additional Series in the future, subject to the lender’s consent and satisfaction of specified conditions, with all Series cross-collateralized. This facility was executed after June 30, 2026 and is not reflected in the Company’s condensed consolidated balance sheet as of that date.

Inducement RSUs and PSUs

On July 1, 2026, the Company granted 523,211 shares of Common Stock underlying restricted stock units to be issued as inducement awards to Chance Moreland, the Company’s newly appointed Chief Financial Officer, consisting of (i) a grant of 95,129 restricted stock units (the “Make-Whole RSUs”), which shall vest over 4 years, with 25% of the Make-Whole RSUs vesting on each anniversary of Mr. Moreland’s first date of employment with the Company (the “Commencement Date”) and (ii) a grant of 428,082 restricted stock units, which shall vest over 4 years, with 25% of the second grant vesting on each anniversary of the Commencement Date. Mr. Moreland will also be granted 523,211 performance stock units (“PSUs”) assuming maximum achievement of the applicable performance goals in the future.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our need for and ability to obtain additional capital in the future;

●	our expectations regarding the adoption and development of artificial intelligence (“AI”);

●	our plans to expand our current offerings, customer base, data center capacity, sales infrastructure, or market;

●	headcount and facilities expansion plans and expectations;

●	risks associated with the possible failure to realize, or that it may take longer to realize than expected, certain anticipated benefits of the Merger or the proposed transactions, including with respect to future financial and operating results, legislative, regulatory, political and economic developments, and those uncertainties and factors;

●	expectations regarding the strategies, prospects, plans, expectations and objectives of management of the Company for future operations of the Company;

●	our ability to attract and retain the Company’s officers, directors and key employees and other highly qualified personnel;

●	any disruption in our strategic relationships;

●	our ability to demonstrate the feasibility of and develop products and services and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract and retain highly qualified personnel;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	the impact of macroeconomic and geopolitical conditions;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business;

●	the accuracy of our estimates of market size for our products and services;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures as well as our ability to remediate deficiencies identified with respect to our internal control environment; and

●	our success at managing the risks involved in the foregoing items.

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

Overview

On March 19, 2026, Corvex, Inc. (formerly known as Movano Inc.) (the “Company”), acquired Corvex Legacy Holdings, Inc. (formerly known as Corvex, Inc.) (“Corvex OpCo”), in accordance with the terms of the Amended and Restated Agreement and Plan of Merger, dated March 19, 2026 (the “Merger Agreement”), by and among the Company, Thor Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Corvex OpCo. Pursuant to the Merger Agreement, Merger Sub merged with and into Corvex OpCo, with Corvex OpCo surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger Agreement amended and restated the prior merger agreement entered into on November 6, 2025. Concurrent with the Merger, the Company changed its name to Corvex, Inc., effective March 23, 2026. As a result of this transaction, Corvex OpCo became a wholly owned subsidiary of the Company. This transaction represented a significant change in the Company’s business and strategy.

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

Corvex is an AI cloud computing business specializing in GPU-accelerated infrastructure for AI workloads. Our AI cloud computing business is an engineering-led platform focused on providing secure, scalable, and cost-efficient GPU-accelerated infrastructure for AI workloads, supported by GPU-accelerated compute clusters, high-throughput storage systems, and a layered architecture intended to enhance security and deliver consistent performance and efficiency at scale. Our AI cloud computing offerings include AI Factories and GPU Clusters, confidential computing (including our patent-pending Corvex Secure Model Weights product), and Token Factory (currently in development), which is expected to provide access to premium open-source AI models via API integration and a performance-optimized inference engine on automatically scaling infrastructure.

Our AI cloud computing business is in its early stages of commercialization, and our activities during the current period have been primarily focused on developing infrastructure capacity, onboarding customers and expanding our service capabilities.

Recent Developments

Sale of Legacy Assets

As previously disclosed, on August 6, 2025, the Company entered into a Loan Agreement and Promissory Note (as later amended, the “Loan Agreement”) with Evie Holdings, LLC (the “Lender”), pursuant to which the Company obtained $1,500,000 in bridge financing (the “Bridge Loan”). On June 30, 2026, the Company completed the transfer of the legacy healthcare assets to the Lender in full satisfaction of its outstanding debt and obligations under the Bridge Loan.

Our Business

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

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Sale of Legacy Assets

Prior to the closing of the Merger, the Company operated a consumer wearable health technology business centered on the wellness ring (formerly referred to as the Evie Ring) and related connected devices and services (the “Legacy Business”). The Legacy Business represented substantially all of the Company’s historical commercial operations prior to the Merger, including the development and commercialization of the wellness ring, proprietary radio frequency technologies, and related cuffless blood pressure and noninvasive glucose monitoring development programs.

In connection with the Third Amendment to the Loan Agreement and Promissory Note with Evie Holdings, LLC (the “Lender”), dated March 19, 2026 (the “Third Amendment”), the Company agreed to transfer all assets of the Legacy Business to the Lender in full satisfaction of the outstanding obligations under the Loan Agreement, including $1.5 million of principal, accrued and unpaid interest, and a $3.0 million repayment premium (the “Asset Transfer”). The Asset Transfer was consummated on June 30, 2026, and upon consummation, all indebtedness, liabilities, and obligations of the Company under the Loan Documents were deemed satisfied in full and all liens on the Company’s assets were automatically released and terminated.

Management concluded that the disposal of the Legacy Business does not represent a strategic shift that has a major effect on the Company’s operations and financial results.

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

As a result, the results of operations for the six months ended June 30, 2026 include (i) the Company’s legacy healthcare operations for the full period and (ii) the results of Corvex OpCo for the period from March 19, 2026 through June 30, 2026. Accordingly, the results for the current period are not directly comparable to prior periods.

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

Components of Results of Operations

Revenue

Revenue - AI Platform and services

Revenue associated with our AI Platform and services is generated through fixed-term contracts. AI Platform revenue is derived from these fixed-term contracts, where customers pay a fixed fee for reserved compute and storage capacity across our fleet of servers and contracted support services over the contract term, regardless of the level of utilization.

Revenue - Connected devices and services

The Company recognizes revenue from contracts with customers upon transfer of control of promised goods or services at the transaction price which reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

Operating Expenses

Cost of Revenue - AI Platform and services

Cost of revenue primarily consists of direct costs in operating high-performance computing equipment within leased data center space. Other costs included in this line are fees for bandwidth usage via fixed-capacity ISP contract, utilities including power, rent, labor costs and network access. The Company operates data centers and has co-location service agreements. These agreements generally commit the Company to pay monthly fees plus additional fees for bandwidth usage above the committed level.

Cost of revenue - Connected devices and services

Cost of revenue consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, customer support, data hosting services and other costs, which are directly attributable to the production of the Company’s product. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of revenue.

Depreciation and Amortization

Depreciation is related to our servers, network equipment, computing hardware and other long-term assets used to operate and support the Company’s cloud-based platform and internal operations. Amortization is related to our leases and amortization of acquired intangibles.

Technology and Infrastructure

Technology and infrastructure expense consists of costs associated with our infrastructure, such as personnel costs for employees associated with research and development of new and existing products and services or with maintaining our computing infrastructure, such as salaries and benefits, bonuses, benefits, stock-based compensation expense, lab supplies and facility costs, travel expenses, fees paid to non-employees conducting certain research activities and other related expenses, and costs related to software subscriptions. The Company’s technology and infrastructure efforts are dedicated towards developing new services, improving the Company’s existing infrastructure, adding new features, bringing the latest compute technology to market and improving the accessibility of the Company’s services.

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

Other (Expense) Income, Net

Other (expense) income, net relates primarily to interest income earned cash balances held in interest bearing bank accounts and the gain on disposal of assets represents the excess amount of carrying value of the Bridge Loan over the assets transferred to settle the Bridge Loan.

Income tax provision

Income tax provision consists of federal and state income taxes in the United States and related deferred taxes.

Results of Operations

Three and six months ended June 30, 2026 and 2025

Our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, as discussed herein are presented below.

	Three Months Ended June 30,		Change
	2026	2025	$	%
REVENUE:
Revenue - AI Platform and services	$3,801	$—	$3,801	NM
Revenue - Connected devices and services	—	103	(103)	(100)%
Total revenue	3,801	103	3,698	3590%

COSTS AND EXPENSES:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	2,108	—	2,108	NM
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	10	362	(352)	(97)%
Depreciation and amortization	2,676	—	2,676	NM
Technology and infrastructure(3)	1,366	1,401	(35)	(2)%
Sales and marketing(4)	740	—	740	NM
General and administrative(5)	12,117	1,600	10,517	657%
Total costs and expenses	19,017	3,363	15,654	465%

Loss from operations	(15,216)	(3,260)	(11,956)	(367)%
Gain on disposal of assets	2,501	—	2,501	NM
Other income (expense), net	(30)	35	(65)	(186)%
Loss before income tax expense	(12,745)	(3,225)	(9,520)	(295)%
Income tax expense	(20)	—	(20)	NM
Net loss	$(12,765)	$(3,225)	$(9,540)	(296)%

Amounts include stock-based compensation expense, as follows:
(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$702	$—	$702	NM
(3)Technology and infrastructure	783	286	497	174%
(4)Sales and marketing	302	—	302	NM
(5)General and administrative	7,601	494	7,107	1439%

	Six Months Ended June 30,		Change
	2026	2025	$	%
REVENUE:
Revenue - AI Platform and services	$4,277	$—	$4,277	NM
Revenue - Connected devices and services	35	309	(274)	(89)%
Total revenue	4,312	309	4,003	1295%

COSTS AND EXPENSES:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	2,356	—	2,356	NM
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	275	1,004	(729)	(73)%
Depreciation and amortization	3,003	—	3,003	NM
Technology and infrastructure(3)	2,188	3,784	(1,596)	(42)%
Sales and marketing(4)	1,041	—	1,041	NM
General and administrative(5)	15,512	4,019	11,493	286%
Total costs and expenses	24,375	8,807	15,568	177%

Loss from operations	(20,063)	(8,498)	(11,565)	(136)%
Gain on disposal of assets	2,501	—	2,501	NM
Other income (expense), net	(188)	95	(283)	(298)%
Loss before income tax expense	(17,750)	(8,403)	(9,347)	(111)%
Income tax expense	(20)	—	(20)	NM
Net loss	$(17,770)	$(8,403)	(9,367)	(111)%

Amounts include stock-based compensation expense, as follows:
(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$795	$—	$795	NM
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	1	1	—	—%
(3)Technology and infrastructure	1,263	381	882	231%
(4)Sales and marketing	342	—	342	NM
(5)General and administrative	9,165	697	8,468	1215%

Revenue

Revenue totaled $3.8 million and $103 thousand for the three months ended June 30, 2026 and 2025, respectively. For the three months ended, revenue increased $3.7 million, primarily due to the acquisition of Corvex OpCo which reported $3.8 million in revenue. This was offset by a decrease of $103 thousand associated with the wind down of the Legacy Business.

For the six months ended June 30, 2026 and 2025, revenue totaled $4.3 million and $309 thousand, respectively. For the six months ended, revenue increased $4.0 million primarily due to the acquisition of Corvex OpCo which reported $4.3 million in revenue. This was offset by a decrease of $274 thousand associated with the wind down of the Legacy Business.

Cost of Revenue

Cost of revenue totaled $2.1 million and $362 thousand for the three months ended June 30, 2026 and 2025, respectively. For the three months ended, the increase is primarily due to the acquisition of Corvex OpCo and the $2.1 million in cost of revenue related to AI platform services. This was offset by the downsizing of the Legacy Business. Cost of revenue in the current period primarily relates to direct costs associated with the operation of Corvex’s high-performance computing equipment within leased data center space, which includes costs such as rent, network access, utilities and power expenses and personnel costs, including stock-based compensation, Cost of revenue in the prior-year period reflects operations of the Legacy Business.

For the six months ended June 30, 2026 and 2025, cost of revenue totaled $2.6 million and $1.0 million, respectively. For the six months ended, the increase is primarily due to the acquisition of Corvex OpCo and the $2.4 million in cost of revenue related to AI platform services. This was offset by the downsizing of the Legacy Business.

Depreciation and Amortization

Depreciation and amortization totaled $2.7 million and $0 for the three months ended June 30, 2026 and 2025, respectively. For the three months ended, the increase is due primarily to the acquisition of Corvex OpCo, which reported $2.7 million in depreciation and amortization. Depreciation and amortization expense in the prior-year period reflects operations of the Legacy Business.

For the six months ended June 30, 2026 and 2025, depreciation and amortization totaled $3.0 million and $0, respectively. For the six months ended, the increase is due primarily to the acquisition of Corvex OpCo, which reported $3.0 million in depreciation and amortization. Depreciation and amortization expense in the prior-year period reflects operations of the Legacy Business.

Technology and Infrastructure

Technology and infrastructure expense totaled $1.4 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026 and 2025, technology and infrastructure expense totaled $2.2 million and $3.8 million, respectively. For the six months ended, the change is primarily due to a $2.9 million decrease in research and development expense related to the Legacy Business caused primarily by a reduction in headcount as the Company shifted to focus on the AI cloud computing business, leading to lower personnel and consulting expense in the current period. The decrease was offset by additional technology and infrastructure cost of $1.3 million from the acquisition of Corvex OpCo primarily consisting of personnel costs, including stock-based compensation. Technology and infrastructure expense in the prior-year period reflects operations of the Legacy Business, mainly related to research and development expenses.

Sales and Marketing

Sales and marketing expense totaled $740 thousand and $0 for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $0 for the six months ended June 30, 2026 and 2025, respectively. The increase is primarily due to personnel costs of the AI cloud computing business, online advertising spend and events and conferences.

General and Administrative

General and administrative expense totaled $12.1 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively, and $15.5 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase is due primarily to increased stock-based compensation expense related to the replacement awards associated with the acquisition of Corvex OpCo, legal and consulting expenses due to the Merger, offset by the reduction in other personnel cost from reduced headcount. In addition, the increase is also explained by the impact of the acquisition of Corvex OpCo which added $11.2 million and $12.5 million for the three and six months ended June 30, 2026 in general and administrative expenses. General and administrative expense in the current period primarily consists of personnel-related costs, stock-based compensation expense, professional services and lease and other corporate overhead costs.

Loss from Operations

Loss from operations was $15.2 million and $3.3 million for the three months ended June 30, 2026 and 2025, respectively, and $20.1 million and $8.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase was driven by stock-based compensation and a full quarter of operations related to Corvex OpCo.

Other Income (expense)

Other income (expense), net totaled $2.5 million and $35 thousand for the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $95 thousand for the six months ended June 30, 2026 and 2025, respectively. Other income (expense), net in the current period primarily relates to the gain on disposal of assets related to the Connected devices business which represents the excess amount of carrying value of the Bridge Loan over the assets transferred to settle the Bridge Loan. Other income (expense), net in the prior-year period reflects operations of the Legacy Business and also primarily related to interest and other income.

Net loss

Net loss was $12.8 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, and $17.8 million and $8.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase was driven by stock-based compensation and a full quarter of operations related to Corvex OpCo.

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

This non-GAAP financial measure is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measure used by other companies. Other companies, including companies in our industry, may calculate this non-GAAP measure differently or may use other measures to evaluate their performance, any of which could reduce the usefulness of our disclosure of non-GAAP measure as a tool for comparison. A reconciliation is provided below for the non-GAAP financial measure to the most directly comparable financial measure presented in accordance with GAAP. Investors should review the related GAAP financial measures and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measures, as well as our financial statements and related notes included elsewhere in this Quarterly Report.

Adjusted EBITDA

We report our financial results in accordance with GAAP, however, management believes evaluation of operating results may be enhanced by a presentation of adjusted EBITDA which is a non-GAAP financial measure. We define adjusted EBITDA as net loss, excluding (i) depreciation and amortization, (ii) stock-based compensation, (iii) benefit from income taxes (iv) transaction costs related to the Merger, (v) gain on disposal of assets and (vi) interest and other income, net.

The following table reconciles adjusted EBITDA to the most directly comparable GAAP performance measures for the applicable period of operations presented herein:

	Three Months Ended June 30,
	2026	2025
Net loss	$(12,765)	$(3,225)
Depreciation and amortization	2,676	—
Stock-based compensation(1)	9,388	780
Income tax	20	—
Gain on disposal of assets	(2,501)	—
Interest and other income, net	30	(35)
Adjusted EBITDA	$(3,152)	$(2,480)

	Six Months Ended June 30,
	2026	2025
Net loss	$(17,770)	$(8,403)
Depreciation and amortization	3,003	—
Stock-based compensation(1)	11,566	1,079
Transaction costs(2)	719	—
Income tax	20	—
Gain on disposal of assets	(2,501)	—
Interest and other income, net	188	(95)
Adjusted EBITDA	$(4,775)	$(7,419)

(1)	Stock-based compensation: related to the 2019 and 2024 Incentive Plans for employees, contractors, or other entities, and the Company’s replacement awards related to the Merger.

(2)	Related to the transaction costs associated with the Merger.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the periods indicated below.

	Three Months Ended June 30,		Change
	2026	2025	$	%
Net loss
AI Platform and services	$(13,918)	$—	$(13,918)	NM
Connected devices and services	1,153	(3,225)	4,378	136%
Total net loss	$(12,765)	$(3,225)	$(9,540)	(296)%

Adjusted EBITDA(1)
AI Platform and services	(2,264)	—	(2,264)	NM
Connected devices and services	(888)	(2,480)	1,592	64%
Total adjusted EBITDA	$(3,152)	$(2,480)	$(672)	(27)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net loss
AI Platform and services	$(15,542)	$—	$(15,542)	NM
Connected devices and services	(2,228)	(8,403)	6,175	73%
Total net loss	$(17,770)	$(8,403)	$(9,367)	(111)%

Adjusted EBITDA(1)
AI Platform and services	(2,373)	—	(2,373)	NM
Connected devices and services	(2,402)	(7,419)	5,017	68%
Total adjusted EBITDA	$(4,775)	$(7,419)	$2,644	36%

(1) See the “Non-GAAP Financial Measures” section included above for a reconciliation to the most directly comparable GAAP measure.

	Three Months Ended June 30,
AI Platform and services	2026	2025
Net loss	$(13,918)	$—
Depreciation and amortization	2,588	—
Stock-based compensation(1)	9,046	—
Income tax	20	—
Adjusted EBITDA	$(2,264)	$—

	Six Months Ended June 30,
AI Platform and services	2026	2025
Net loss	$(15,542)	$—
Depreciation and amortization	2,884	—
Stock-based compensation(1)	10,278	—
Income tax	20	—
Interest and other income, net	(13)	—
Adjusted EBITDA	$(2,373)	$—

	Three Months Ended June 30,
Connected devices and services	2026	2025
Net income (loss)	$1,153	$(3,225)
Depreciation and amortization	88	—
Stock-based compensation(1)	342	780
Gain on disposal of assets	(2,501)	—
Interest and other income, net	30	(35)
Adjusted EBITDA	$(888)	$(2,480)

	Six Months Ended June 30,
Connected devices and services	2026	2025
Net loss	$(2,228)	$(8,403)
Depreciation and amortization	119	—
Stock-based compensation(1)	1,288	1,079
Transaction costs(2)	719	—
Gain on disposal of assets	(2,501)	—
Interest and other income, net	201	(95)
Adjusted EBITDA	$(2,402)	$(7,419)

(1)	Stock-based compensation: related to the 2019 and 2024 Incentive Plans for employees, contractors, or other entities.

(2)	Related to the transaction costs associated with the merger.

Note: Adjusted EBITDA for the chief operating decision maker’s (“CODM”) analysis excludes (i) depreciation and amortization, (ii) stock-based compensation, (iii) benefit from income taxes, (iv) transaction costs related to the Merger, (v) gain on disposal of assets and (vi) interest and other income, nets.

AI Platform and services

Net loss for the AI Platform and services segment was $13.9 million and $0 for the three months ended June 30, 2026 and 2025, respectively, and $15.5 million and $0 for the six months ended June 30, 2026 and 2025, respectively.

Adjusted EBITDA loss for the AI Platform and services segment was $2.3 million and $0 for the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $0 for the six months ended June 30, 2026 and 2025, respectively.

The decrease in adjusted EBITDA is due to the inclusion of results from the AI Platform and services business following the Merger with Corvex OpCo, which did not exist in the prior-year period, and reflects the early stage of commercialization, including investments in infrastructure and personnel.

Connected devices and services (Healthcare)

Net income (loss) for the connected devices and services segment was $1.2 million and $(3.2) million for the three months ended June 30, 2026 and 2025, respectively, and $(2.2) million and $(8.4) million for the six months ended June 30, 2026 and 2025, respectively.

Adjusted EBITDA loss for the connected devices and services segment was $0.9 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $7.4 million for the six months ended June 30, 2026 and 2025, respectively.

The increase in adjusted EBITDA of $1.6 million and $5.0 million for the three and six months ended is primarily due to reduced operating expenses as the Company downsized its Legacy Business, partially offset by stock-based compensation and transaction-related costs in the current period.

Liquidity and Capital Resources

On March 19, 2026, we completed the acquisition of Corvex OpCo and determined that the Company is the accounting acquirer. Accordingly, periods prior to the acquisition reflect the historical financial statements of the Company, and the results of Corvex OpCo are included beginning on the acquisition date. As a result, the liquidity and capital resources information for the three and six months ended June 30, 2026 is not directly comparable to the prior-year period.

We have incurred significant operating losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $184.2 million as of June 30, 2026. We expect to continue to incur net losses for the foreseeable future as we continue to invest in the development and expansion of our AI cloud computing business.

As of June 30, 2026, we had cash and cash equivalents of approximately $21.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

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

Sources of Liquidity

As of June 30, 2026, we had cash and cash equivalents of $21.7 million. During the six month period ended June 30, 2026, we used $9.6 million of cash in operating activities.

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

On August 3, 2026, Corvex Primus LLC, a subsidiary of the Company, entered into the GPU Loan Agreement with GPU Finance Ltd., a subsidiary of the USD.AI Foundation, as initial lender, and Corvex Primus Holdco LLC, as parent, establishing a secured equipment financing facility to fund the purchase of GPU servers and related infrastructure for the Company’s AI Factory data centers. Corvex OpCo provided a limited guaranty of the borrower’s obligations pursuant to a Limited Guaranty Agreement. Under the initial draw (Series A), funded on August 3, 2026 and secured by GPU servers and related equipment, the Company borrowed $7,500,000 in principal, bearing interest at 10.0% per annum (15.0% upon default), amortizing on a mortgage-style basis over a three-year term maturing September 1, 2029. The Company funded a Required Reserve Deposit of $724,565.50 (stepping down over the term absent a continuing event of default) and paid an upfront fee of $150,000. The GPU Loan Agreement permits the Company to request additional Series in the future, subject to the lender’s consent and satisfaction of specified conditions, with all Series cross-collateralized.

Our funding requirements are highly dependent on the needs of our AI cloud computing business going forward. We have incurred significant expenses related to evaluating strategic alternatives and entering into the Merger Agreement.

In connection with the Merger Agreement, we amended the Bridge Loan to extend the maturity date to June 30, 2026. As part of this amendment, upon any sale or disposition of substantially all legacy assets, we are required to repay the $1.5 million principal, plus outstanding obligations, a $3.0 million repayment premium, and any additional proceeds from such sale. If the legacy assets are not sold by the maturity date, they will be transferred to the lender in full satisfaction of the debt. On June 30, 2026, the Company completed the transfer of the legacy healthcare assets to the Lender in full satisfaction of its outstanding debt and obligations under the Bridge Loan.

As a result of the Merger, including anticipated operational and financial benefits and access to additional resources, we believe our cash and cash equivalents will be sufficient to fund operations for the next twelve months. However, changing circumstances may cause us to consume capital faster than expected. If we are unable to obtain additional funding, our financial condition may be materially adversely affected, and we may not be able to continue operations. In such circumstances, the Board may determine that bankruptcy or liquidation is in the best interests of stockholders.

We expect to continue incurring significant expenses. Until we generate sufficient revenue, if ever, we expect to finance operations through equity offerings, debt financings, or strategic collaborations. Additional funding may not be available on acceptable terms or at all. Equity financing may result in dilution to stockholders, while debt financing may involve restrictive covenants.

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the six months ended June 30,
	2026	2025
Net cash used in operating activities	$(9,562)	$(7,399)
Net cash provided by investing activities	29,788	—
Net cash (used in) provided by financing activities	(1,358)	1,606
Net increase (decrease) in cash and cash equivalents	$18,868	$(5,793)

Cash Flows from Operating Activities

During the six months ended June 30, 2026, the Company used cash of $9.6 million in operating activities, as compared to $7.4 million used in operating activities during the six months ended June 30, 2025.

The $9.6 million used operating activities during the six months ended June 30, 2026 was primarily attributable to our net loss of $17.8 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $(6.1) million and net cash flows from operating activities and by non-cash items, including stock-based compensation, totaling $11.6 million.

The $7.4 million used in operating activities during the six months ended June 30, 2025 was primarily attributable to our net loss of $8.4 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $(158) thousand and by non-cash items, including stock-based compensation, totaling $1.1 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, the Company provided cash of $29.8 million in investing activities, consisting of cash received as part of the Merger totaling $36.7 million, reduced by purchases of property and equipment in the amount of $6.5 million and $409 thousand of capitalized software expenditures, mainly related to the AI cloud operations.

During the six months ended June 30, 2025, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, the Company used cash of $1.4 million which was primarily driven by $1.8 million in payments related to the Company’s finance leases offset by proceeds of $478 thousand for the issuance of common stock, net of issuance costs.

During the six months ended June 30, 2025, the Company was provided cash of $1.6 million which was primarily driven by the proceeds received from the issuance of common stock.

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

We also expect to incur additional legal, accounting, audit, insurance, regulatory and compliance costs associated with operating as a public company. In addition, our current operating plans may require substantial additional financing to support computing hardware and related infrastructure as we continue to scale the Corvex AI cloud computing business.

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

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating leases and financing leases. See Note 13 to the consolidated financial statements for amounts outstanding for operating leases and financing leases on June 30, 2026.

Critical Accounting Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include but are not limited to the following: stock-based compensation, recognition of intangible assets in a business combination, leases, income taxes, and impairment of long-lived assets. Actual results could differ from those estimates.

Stock-Based Compensation

The Company measures equity classified stock-based awards granted to employees, directors, and non-employees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term, the volatility of the Company’s Common Stock, and an assumed risk-free interest rate. The Company accounts for forfeitures as they occur.

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

Tradename intangible assets are valued using the relief-from-royalty method, which estimates the value of the asset by calculating the present value of hypothetical royalty payments that would be avoided through ownership of the Tradename. This method requires assumptions related to royalty rates, revenue growth, and discount rates.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and six months ended June 30, 2026 and 2025, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets subject to amortization and property and equipment subject to depreciation, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted future cash flows expected to be generated by the asset to its carrying value. If the carrying amount of a long-lived asset exceeds the expected undiscounted cash flows, an impairment loss is recognized in an amount equal to the excess of the asset’s carrying value over its fair value. Fair value is determined using valuation techniques such as discounted cash flow models, market comparisons, and, where applicable, independent third-party appraisals. No impairment losses were recorded during the three and six months ended June 30, 2026 and 2025.

Off-Balance Sheet Arrangements

At June 30, 2026, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of June 30, 2026, the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1#	Agreement and Plan of Merger, dated as of November 6, 2025, by and among Movano Inc., Corvex, Inc., and Thor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2023)
3.3	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2024)
3.4	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2024)
3.5	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.6	Certificate of Designations for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
3.7	Certificate of Designations for Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.8	Certificate of Designations for Series C Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.9	Certificate of Designations for Series D Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.10	Certificate of Increase of Series D Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2026)
3.11	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.5	Form of Warrant to Purchase Common Stock issued in 2020 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)

4.6	Form of Warrant to Purchase Common Stock issued in 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.7	Warrant Agent Agreement, dated January 31, 2023, by and between the Registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.8	Form of Pre-Funded Warrant issued in April 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.9	Form of Warrant issued in April 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.10	Form of Warrant issued in August 2024 (incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2024)
10.1	Employment Agreement, dated as of April 28, 2026, by and between the Company and Chance Moreland (filed herewith)†
10.2	Board Services Letter, dated as of April 28, 2026, by and between the Company and Patrick Fleury (filed herewith)†
10.3	Board Services Letter, dated as of June 2, 2026, by and between the Company and Nicholas Donofrio (filed herewith)†
10.4	Corvex, Inc. 2026 Equity Incentive Plan (previously filed as Exhibit 4.12 to the Company’s Form S-8 (File No. 333-297203) filed on July 1, 2026, which is incorporated herein by reference)†
10.5	Corvex, Inc. 2026 Employee Stock Purchase Plan (previously filed as Exhibit 4.15 to the Company’s Form S-8 (File No. 333-297203) filed on July 1, 2026, which is incorporated herein by reference)†
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

#	The schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVEX, INC.

Date: August 14, 2026	By:	/s/ Jay Crystal
Jay Crystal
Chief Executive Officer
(Principal Executive Officer)

CORVEX, INC.

Date: August 14, 2026	By:	/s/ Chance Moreland
Chance Moreland
Chief Financial Officer
(Principal Financial and Accounting Officer)