Form 10-Q
period 2026-09-30
Corvex, Inc.
filed 2026-11-12
CIK 1734750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

As of November 10, 2026, there were (i) 39,139,355 shares of the registrant’s common stock outstanding, and (ii) 21,791.0514 shares of the registrant’s Series D Non-Voting Convertible Preferred Stock outstanding.

CORVEX, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements of

Corvex, Inc.

(unaudited)

September 30, 2026

Corvex, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$41,986	$2,827
Restricted cash	729	—
Accounts receivable, net	1,673	—
Inventory	—	1,766
Prepaid expenses and other current assets	5,520	394
Total current assets	49,908	4,987
Property and equipment, net	39,095	101
Operating lease right-of-use assets, net	4,672	415
Intangible assets, net	14,731	—
Goodwill	519,249	—
Other assets	37	97
Total assets	$627,692	$5,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,864	$3,477
Accrued liabilities	1,948	665
Deferred revenue, current	1,892	12
Bridge loan (related party)	—	4,382
Operating lease liabilities, current	2,628	253
Finance lease liabilities, current	3,964	18
Loan payable, current	1,870	—
Total current liabilities	16,166	8,807
Operating lease liabilities, non-current	2,228	267
Finance lease liabilities, non-current	4,549	—
Deferred revenue, non-current	1,341	—
Loan payable, non-current	5,059	—
Total noncurrent liabilities	13,177	267
Total liabilities	29,343	9,074

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at September 30, 2026 and December 31, 2025; 21,791.0514 and 3,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	232,117	2,850
Common stock, $0.0001 par value, 500,000,000 shares authorized at September 30, 2026 and December 31, 2025; 39,076,693 and 1,228,272 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4	10
Additional paid-in capital	567,909	160,058
Accumulated deficit	(201,681)	(166,392)
Total stockholders’ equity (deficit)	598,349	(3,474)
Total liabilities and stockholders’ equity (deficit)	$627,692	$5,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

REVENUE:
Revenue - AI platform and services	$4,982	$—	$9,259	$—
Revenue - Connected devices and services	—	80	35	389
Total revenue	4,982	80	9,294	389

OPERATING EXPENSES:
Cost of revenue - AI platform and services (exclusive of depreciation and amortization)(1)	2,520	—	4,876	—
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	—	280	275	1,284
Depreciation and amortization	2,908	—	5,911	—
Technology and infrastructure(3)	1,319	1,166	3,507	4,950
Sales and marketing(4)	842	—	1,883	—
General and administrative(5)	14,830	1,225	30,342	5,244
Total operating expenses	22,419	2,671	46,794	11,478

Loss from operations	(17,437)	(2,591)	(37,500)	(11,089)

Other (expense) income, net:
Interest expense (related party)	—	(1,503)	(208)	(1,503)
Interest expense	(281)	—	(429)	—
Other income, net	186	65	334	160
Gain on disposal of business	13	—	2,514	—
Other (expense) income, net:	(82)	(1,438)	2,211	(1,343)

Loss before income tax expense	(17,519)	(4,029)	(35,289)	(12,432)
Income tax expense	—	—	—	—
Net loss	$(17,519)	$(4,029)	$(35,289)	$(12,432)

Cumulative dividends on Series A preferred stock	—	—	(155)	—
Net loss attributable to common stockholders	$(17,519)	$(4,029)	$(35,444)	$(12,432)

Net loss per share, basic and diluted	$(0.60)	$(3.49)	$(3.22)	$(11.71)

Weighted average shares used in computing net loss per share, basic and diluted	29,006,953	1,155,780	11,002,465	1,061,224

Amounts include stock-based compensation expense, as follows:

(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$780	$—	$1,575	$—
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	—	4	1	5
(3)Technology and infrastructure	936	347	2,199	728
(4)Sales and marketing	306	—	648	—
(5)General and administrative	9,265	340	18,430	1,037
Total stock-based compensation, net of amounts capitalized	$11,287	$691	$22,853	$1,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity/
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2025	—	$—	1,127,302	$10	$158,137	$(156,510)	$1,637
Stock-based compensation	—	—	—	—	691	—	691
Net exercise of pre-funded warrants	—	—	6,503	—	—	—	—
Net loss	—	—	—	—	—	(4,029)	(4,029)
Balance at September 30, 2025	—	$—	1,133,805	$10	$158,828	$(160,539)	$(1,701)

							Total
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity/
Nine Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2024	—	$—	928,911	$10	$155,452	$(148,107)	$7,355
Stock-based compensation	—	—	—	—	1,770	—	1,770
Net exercise of pre-funded warrants	—	—	6,503	—	—	—	—
Issuance of common stock for cash	—	—	198,391	—	1,606	—	1,606
Net loss	—	—	—	—	—	(12,432)	(12,432)
Balance at September 30, 2025	—	$—	1,133,805	$10	$158,828	$(160,539)	$(1,701)

							Total
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity/
Three Months Ended September 30, 2026	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2026	56,583	577,133	2,060,185	—	180,280	(184,162)	573,251
Stock-based compensation	—	—	—	—	11,594	—	11,594
Conversion of Series A preferred stock into common stock	(2,804)	(2,664)	728,335	—	2,664	—	—
Conversion of Series C preferred stock into Series D preferred stock and common stock	(20,097)	(213,956)	20,096,713	2	213,954	—	—
Conversion of Series D preferred stock into common stock	(12,244)	(131,133)	12,243,884	2	131,131	—	—
Issuance of common stock and Series D preferred stock in the Private Placement, net of issuance costs of $2,024	353	2,737	3,904,970	—	28,239	—	30,976
Issuance of common stock from restricted stock units	—	—	42,606	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	12	—	12
Other	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	(17,519)	(17,519)
Balance at September 30, 2026	21,791	$232,117	39,076,693	$4	$567,909	$(201,681)	$598,349

Corvex, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity/
Nine Months Ended September 30, 2026	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2025	3,000	2,850	1,228,272	10	160,058	(166,392)	(3,474)
Stock-based compensation	—	—	—	—	23,463	—	23,463
Conversion of Series A preferred stock into common stock	(3,000)	(2,850)	778,342	—	2,850	—	—
Transaction expense adjustments	—	—	—	—	207	—	207
Series B preferred stock issued in connection with the Merger	241	2,576	—	—	—	—	2,576
Series C preferred stock issued in connection with the Merger	23,552	250,737	—	—	—	—	250,737
Series D preferred stock issued in connection with the Merger	30,227	323,732	—	—	—	—	323,732
Common stock issued upon conversion of Series B Preferred stock	(241)	(2,576)	240,544	—	2,576	—	—
Conversion of Series C preferred stock into Series D preferred stock and common stock	(20,097)	(213,956)	20,096,713	2	213,954	—	—
Conversion of Series D preferred stock into common stock	(12,244)	(131,133)	12,243,884	2	131,131	—	—
Issuance of common stock and Series D preferred stock in the Private Placement, net of issuance costs of $2,024	353	2,737	3,904,970	—	28,239	—	30,976
Issuance of common stock upon exercise of stock options	—	—	504,650	—	464	—	464
Par value adjustment for stock splits and stock dividend	—	—	—	(10)	10	—	—
Issuance of replacement awards in connection with Merger	—	—	—	—	4,910	—	4,910
Issuance of common stock from restricted stock units	—	—	79,771	—	—	—	—
Shares cancelled	—	—	(453)	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	12	—	12
Other	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	(35,289)	(35,289)
Balance at September 30, 2026	21,791	$232,117	39,076,693	$4	$567,909	$(201,681)	$598,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,289)	$(12,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,911	112
Stock-based compensation	22,853	1,770
Amortization of debt discount (related party)	118	1,465
Amortization of debt issuance costs	38	—
Interest expense on bridge loan (related party)	—	38
Noncash lease expense	1,249	11
Gain on disposal of business	(2,514)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(262)	—
Inventory	(42)	(427)
Prepaid expenses and other current assets	(4,530)	52
Other assets	60	(13)
Accounts payable	(1,141)	846
Deferred revenue	(1,119)	(28)
Other current and noncurrent liabilities	—	(402)
Operating lease liabilities, net	(1,228)	—
Accrued liabilities	(671)	—
Net cash used in operating activities	(16,567)	(9,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,019)	—
Capitalized internal use software	(643)	—
Cash acquired in business combination	36,678	—
Net cash provided by investing activities	20,016	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease liabilities	(1,892)	—
Proceeds from loans payable, net of lender fees	7,350	—
Payment of debt issuance costs	(279)	—
Repayments of loans payable	(180)	—
Proceeds from bridge loan (related party)	—	1,500
Issuance of common stock and Series D preferred stock in the Private Placement, net of issuance costs	30,976	—
Issuance of common stock, net of issuance costs	—	1,606
Issuance of common stock upon exercise of stock options	464	—
Net cash provided by financing activities	36,439	3,106

Net increase (decrease) in cash, cash equivalents and restricted cash	39,888	(5,902)
Cash, cash equivalents and restricted cash at beginning of period	2,827	7,902
Cash, cash equivalents and restricted cash at end of period	$42,715	$2,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$387	$2
Cash paid for taxes	$1	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transaction expense adjustments	$207	$—
Business acquired by issuance of equity instruments	$581,955	$—
Bridge Loan (Related Party) extinguishment (Note 9)	$4,663	$—
ROU assets obtained in exchange for operating lease liabilities	$2,029	$—
Common shares issued from conversion of Series B Preferred shares	$2,576	$—
Common shares issued from conversion of Series A, C and D Preferred shares	$347,939	$—
Par value adjustment for stock splits and stock dividend	$10	$—
Stock based compensation capitalized into internal use software	$610	$—
Original issue discount on bridge loan (related party)	$—	$3,000
Issuance costs on bridge loan (related party) recorded in accounts payable	$—	$10
Accrued interest on bridge loan (related party) in other current liabilities	$—	$28
Amortization of original issue discount on bridge loan (related party)	$—	$1,465
Property and equipment in accounts payable and accrued liabilities	$647	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Corvex, Inc.

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

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

The information included in these condensed consolidated financial statements and the related notes present only the historical operations of the Company through March 19, 2026 which is prior to the completion of the Merger and combined results of the Company and Corvex OpCo for period from March 19, 2026 through September 30, 2026.

Following the closing of the Merger, the Company has an Artificial Intelligence (“AI”) cloud computing business that specializes in Graphic Processing Unit-accelerated (“GPU”) infrastructure for AI workloads and had a healthcare business that consisted of our wellness ring (formerly referred to as the Evie Ring) (the “Wellness Ring”), a wearable designed specifically for women that was launched in November 2023.

On June 30, 2026, in connection with the settlement of the Bridge Loan, the Company transferred the assets of its legacy consumer wearable health technology business (the “Legacy Business”) to the lender (the “Asset Transfer”), resulting in the elimination of the Connected Devices and Services segment. Refer to Note 2 - Summary of Significant Accounting Policies for additional details on the Company’s segment disclosures. Refer to Note 9 - Debt for additional details of the Asset Transfer.

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements at that date but does not include all the information required by GAAP for complete financial statements.

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

On June 30, 2026, the Company completed the Asset Transfer, transferring the assets and intellectual property of the Legacy Business, which comprised the Connected devices and services segment, to the holder of the Bridge Loan in satisfaction of outstanding indebtedness. The Company evaluated the Asset Transfer and concluded it did not qualify for presentation as a discontinued operation because it did not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. Following the Merger, the Legacy Business was not significant to the Company’s operations, representing $27 thousand of revenue for the nine months ended September 30, 2026 ($35 thousand through June 30, 2026, the date of the Asset Transfer, less $8 thousand of customer refunds and chargebacks during the three months ended September 30, 2026). Therefore, the results of the Connected devices and services segment are presented within continuing operations for all periods presented.

The Company has not recast prior-period segment information and has continued to present the historical results of the Connected devices and services segment through the date of the Asset Transfer. Following the Asset Transfer, the Company operates as a single operating and reportable segment, AI Platform and services. Accordingly, all results of operations for the three months ended September 30, 2026, including residual activity related to the Legacy Business following the Asset Transfer, are presented within the AI Platform and services segment. Such residual activity consisted primarily of $658 thousand of general and administrative expenses and $(8) thousand of revenue from customer refunds and chargebacks on prior wellness ring sales. The amounts presented for the Connected devices and services segment for the nine months ended September 30, 2026 reflect the results of that segment through June 30, 2026, the date of the Asset Transfer.

The table below presents information about reported segments for the three and nine months ended September 30, 2026 and 2025 (except for asset information for 2025 that is presented as of December 31):

	Three Months Ended September 30, 2026
	AI Platform and services	Connected devices and services	Total
Revenue	$4,982	$—	$4,982
Less:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	2,520	—	2,520
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	—	—	—
Depreciation and amortization	2,908	—	2,908
Technology and infrastructure(3)	1,319	—	1,319
Sales and marketing(4)	842	—	842
General and administrative(5)	14,830	—	14,830
Loss from operations	(17,437)	—	(17,437)
Gain on disposal of business	13	—	13
Other income (expense), net	(95)	—	(95)
Loss before provision for income taxes	(17,519)	—	(17,519)
Income tax benefit (expense)	—	—	—
Net income (loss)	$(17,519)	$—	$(17,519)

Amounts include stock-based compensation expense, as follows:

(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$780	$—	$780
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	—	—	—
(3)Technology and infrastructure	936	—	936
(4)Sales and marketing	306	—	306
(5)General and administrative	9,265	—	9,265

	Three Months Ended September 30, 2025
	AI Platform and services	Connected devices and services	Total
Revenue	$—	$80	$80
Less:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	—	—	—
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	—	280	280
Depreciation and amortization	—	—	—
Technology and infrastructure(3)	—	1,166	1,166
Sales and marketing(4)	—	—	—
General and administrative(5)	—	1,225	1,225
Loss from operations	—	(2,591)	(2,591)
Other income (expense), net	—	(1,438)	(1,438)
Loss before provision for income taxes	—	(4,029)	(4,029)
Income tax benefit	—	—	—
Net loss	$—	$(4,029)	$(4,029)

Amounts include stock-based compensation expense, as follows:

(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$—	$—	$—
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	—	4	4
(3)Technology and infrastructure	—	347	347
(4)Sales and marketing	—	—	—
(5)General and administrative	—	340	340

	Nine Months Ended September 30, 2026
	AI Platform and services	Connected devices and services	Total
Revenue	$9,259	$35	$9,294
Less:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	4,876	—	4,876
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	—	275	275
Depreciation and amortization	5,792	119	5,911
Technology and infrastructure(3)	2,591	916	3,507
Sales and marketing(4)	1,619	264	1,883
General and administrative(5)	27,353	2,989	30,342
Loss from operations	(32,972)	(4,528)	(37,500)
Gain on disposal of business	13	2,501	2,514
Other income (expense), net	(102)	(201)	(303)
Loss before provision for income taxes	(33,061)	(2,228)	(35,289)
Income tax benefit (expense)	—	—	—
Net loss	$(33,061)	$(2,228)	$(35,289)

Amounts include stock-based compensation expense, as follows:

(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$1,575	$—	$1,575
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	—	1	1
(3)Technology and infrastructure	1,862	337	2,199
(4)Sales and marketing	648	—	648
(5)General and administrative	17,480	950	18,430

	Nine Months Ended September 30, 2025
	AI Platform and services	Connected devices and services	Total
Revenue	$—	$389	$389
Less:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	—	—	—
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	—	1,284	1,284
Depreciation and amortization	—	—	—
Technology and infrastructure(3)	—	4,950	4,950
Sales and marketing(4)	—	—	—
General and administrative(5)	—	5,244	5,244
Loss from operations	—	(11,089)	(11,089)
Other income (expense), net	—	(1,343)	(1,343)
Loss before provision for income taxes	—	(12,432)	(12,432)
Income tax benefit	—	—	—
Net loss	—	(12,432)	(12,432)

Amounts include stock-based compensation expense, as follows:
(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	$—	$—	$—
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	—	5	5
(3)Technology and infrastructure	—	728	728
(4)Sales and marketing	—	—	—
(5)General and administrative	—	1,037	1,037

	As of September 30, 2026
	AI Platform and services	Connected devices and services	Total
Property and equipment, net	39,095	—	39,095
Total assets	627,692	—	627,692

	Nine Months Ended September 30, 2026
	AI Platform and services	Connected devices and services	Total
Capital expenditures	16,662	—	16,662

	As of December 31, 2025
	AI Platform and services	Connected devices and services	Total
Property and equipment, net	$—	$101	$101
Total assets	$—	$5,600	$5,600

Cash and Cash Equivalents

The Company invests its excess cash primarily in money market funds, commercial paper, and short-term debt securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of a required reserve deposit held in a money market fund in an account pledged to the lender under the GPU Loan Agreement (see Note 9, Debt). The reserve requirement steps down over the term of the loan absent a continuing event of default.

Concentration of Credit Risk and Off Balance Sheet Risk

The Company is subject to certain risks and uncertainties that could have a material adverse effect on its business, financial condition, results of operations, or cash flows primarily due to concentration of credit risk, significant customers, and supplier concentration.

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. Substantially all cash and cash equivalents are held in United States financial institutions. Cash equivalents consist of interest-bearing institutional money market funds. Further, the Company has amounts in excess of federally insured limits as of September 30, 2026 at one financial institution that totaled approximately $41.5 million. The Company has not experienced any losses related to these accounts and believes the associated credit risk to be minimal due to the financial condition of the depository institution in which those deposits are held.

The Company is dependent on a limited number of third-party suppliers for the GPU servers and related compute and networking hardware used to provide its AI cloud services. Global demand for GPUs and related components is high and supply is constrained; a significant interruption in the supply of such hardware, or a significant increase in its cost, could delay the deployment of additional capacity and adversely affect the Company’s ability to serve its customers. For the nine months ended September 30, 2026, two individual suppliers accounted for 17% and 17%, respectively, of total purchases. For the nine months ended September 30, 2025, one individual supplier accounted for 15% of total purchases. The Company has no financial instruments with off-balance sheet risk of loss.

Significant Customers

Two customers accounted for the following percentages of the Company’s revenue: Customer A accounted for 72% and 69%, and Customer B accounted for 23% and 25%, for the three and nine months ended September 30, 2026, respectively.

Accounts Receivable, Net and Allowance for Expected Credit Losses

Accounts receivable represent amounts billed to customers for services provided in the ordinary course of business. Payment terms generally require payment upon receipt of invoice. Accounts receivable are stated at the amounts management expects to collect. The Company evaluates the collectability of its receivables on an ongoing basis using relevant available information, including historical collection experience, current economic conditions, and specific customer circumstances. Based on this evaluation, management determined that no allowance for credit losses was necessary as of September 30, 2026.

Inventory

Prior to the Asset Transfer, inventory consisted of raw materials related to the Legacy Business and was stated at the lower of cost or net realizable value. Cost comprised purchase price and incidental expenses incurred in bringing the inventory to its present location and condition. Cost was computed using the weighted-average cost method. As a result of the Asset Transfer, the Company had no inventory as of September 30, 2026.

The Company wrote down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of prepaid expenses, vendor refunds receivable, capitalized costs, and advance payments to vendors. Prepaid expenses represent amounts paid in advance for goods or services to be received in future periods and are expensed as the related benefit is realized. Vendor refunds receivable represent amounts due from suppliers for rebates, credits, or pricing adjustments and are recognized when the refund is probable and estimable. Costs that are capitalized represent expenditures expected to provide economic benefit beyond the current period and are recognized ratably over the expected period of benefit. Advance payments to vendors are recorded as assets and relieved against the related expense or asset when the underlying goods or services are received. Management periodically evaluates the recoverability of these assets and charges to expense any amounts determined to be unrecoverable. As of September 30, 2026, there were no vendor refunds receivable included in Prepaid expenses and other current assets on the condensed consolidated balance sheets; the vendor refund receivable outstanding at June 30, 2026 was collected in July 2026.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets subject to amortization and property and equipment subject to depreciation, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted future cash flows expected to be generated by the asset to its carrying value. If the carrying amount of a long-lived asset exceeds the expected undiscounted cash flows, an impairment loss is recognized in an amount equal to the excess of the asset’s carrying value over its fair value. Fair value is determined using valuation techniques such as discounted cash flow models, market comparisons, and, where applicable, independent third-party appraisals. No impairment losses were recorded during the nine months ended September 30, 2026 and 2025.

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

The Company records a contract liability for deferred revenue when cash payments from customers are received prior to the transfer of control or satisfaction of the related performance obligations. Deferred revenue at September 30, 2026 and December 31, 2025 was $3.2 million and $12 thousand, respectively. As of September 30, 2026, the Company expects $1.9 million of total deferred revenue to be realized in the next twelve months and the remaining $1.3 million thereafter.

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

Revenue from compute and storage capacity is recognized over time as customers simultaneously receive and consume the benefits of the services as they are provided. The Company measures progress toward satisfaction of its stand-ready performance obligation on a straight line basis over the committed contract term. Revenue from optional storage services was immaterial for the three and nine months ended September 30, 2026.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were approximately $72 thousand and $216 thousand for the three and nine months ended September 30, 2026, respectively. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and nine months ended September 30, 2026 and 2025, respectively.

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

The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company early adopted ASU 2025-06 in the second quarter of 2026 using the prospective transition method. Under the guidance, the Company capitalizes internal-use software costs when management has authorized and committed to funding the project and it is probable the Company will complete and place the software in use as intended. Capitalization commences at the point these criteria are satisfied and ceases when the software is substantially complete and placed in productive operation.

Capitalized costs include external and internal costs directly attributable to bringing the software to productive use. The Company amortizes its capitalized costs on a straight-line basis over the estimated useful life of 3 years. Capitalized software is included in property and equipment, net on the consolidated balance sheets. As of September 30, 2026, capitalized internal-use software costs were $1.3 million. The software was placed in service on September 30, 2026; accordingly, no amortization expense was recognized for the three and nine months ended September 30, 2026 and 2025.

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

Collectively, the Series B, Series C and Series D Preferred Stock are referred to collectively as “Payment Shares” on the basis that each share is convertible to Common Stock and each Payment Share, on an as converted basis, represents one thousand shares of the combined company, which is the basis for the determination of the estimated purchase price.

In connection with the acquisition, the Company issued replacement awards for Corvex OpCo’s pre-existing stock options and restricted stock units.

Total consideration transferred in the acquisition was $582.0 million, consisting of the following (in thousands, except per share data):

Fair value of Payment Shares at $10.71 per common share equivalent	$577,045
Fair value of assumed Corvex OpCo equity awards attributable to pre-combination services	4,910
Total consideration	$581,955

The fair value of Payment Shares excludes $1.5 million attributable to 140.056 shares of Series C Preferred Stock (convertible into 140,056 shares of Common Stock) issued to a former Corvex OpCo equity holder in exchange for shares acquired through the early exercise of stock options that remained subject to vesting at the acquisition date. Because these shares remain subject to continued service requirements following the Merger, the fair value of the unvested shares is attributable to post-combination service and is excluded from consideration transferred.

The acquisition-related costs were $1.8 million, of which $719 thousand were recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026.

We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of acquisition. These estimates and assumptions are believed to be reasonable, but they are inherently uncertain and may be subject to material change as additional information becomes available during the respective measurement period, which will not exceed 12 months from applicable acquisition date. The acquired business contributed revenue of $9.3 million and a net loss of $32.4 million for the period from March 19th to September 30, 2026.

The preliminary fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Opening Balance Sheet
Cash and cash equivalents	$36,678
Accounts receivable, net	1,411
Prepaid expenses and other current assets	596
Property and equipment, net	26,412
Operating lease right-of-use assets	3,477
Intangible assets	15,400
Goodwill	519,249
Total assets acquired	$603,223

Accounts payable	1,552
Accrued liabilities	1,454
Deferred revenue	4,340
Operating lease liabilities, current	1,605
Finance lease liabilities, current	3,798
Operating lease liabilities, non-current	1,921
Finance lease liabilities, non-current	6,598
Total liabilities assumed	$21,268

Total purchase price	$581,955

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

Tradename refers to Corvex OpCo brand assets. The preliminary fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue attributable to the Company’s acquired brand assets. The economic useful life was determined based on the expected usage period of the brand assets and the anticipated cash flows over the forecast period.

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

The tables below present supplemental unaudited pro forma information as if the Corvex OpCo acquisition had occurred at the beginning of the earliest period presented, which was January 1, 2025. Pro forma results include adjustments for amortization of acquired intangible assets, stock-based compensation for post-combination replacement awards, lease costs from the remeasurement of right-of-use assets and lease liabilities, and the elimination of changes in the fair value of Corvex OpCo warrants that were converted in the Merger, and do not include any projected cost savings or other anticipated benefits of the Merger. The pro forma information for the six months ended June 30, 2026 and 2025 presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been revised to correct errors in the calculation; on the revised basis, pro forma net loss for the six months ended June 30, 2026 and 2025 was $28.6 million and $28.2 million, respectively, compared with $31.4 million and $29.0 million as previously presented. Therefore, the pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

	Nine Months Ended September 30,
	2026	2025
Revenue:
Revenue - AI Platform and services	$12,402	$4,802
Revenue - Connected devices and services	35	389
Total revenue	12,437	5,191
Net loss	$(46,132)	$(43,469)

	Three Months Ended September 30,
	2026	2025
Revenue:
Revenue - AI Platform and services	$4,982	$1,241
Revenue - Connected devices and services	—	80
Total revenue	4,982	1,321
Net loss	$(17,519)	$(15,260)

NOTE 4 - FAIR VALUE MEASUREMENTS

Certain financial assets and liabilities are measured at fair value on a recurring basis. The Company uses a three-level hierarchy, which prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in those financial instruments.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The carrying amounts of prepaid expenses and other current assets, accounts payable, deferred revenue, and other current liabilities approximate fair value due to the short-term nature of these instruments. The Company did not elect the fair value option for its loan payable under the GPU Loan Agreement. The loan is measured at amortized cost using the interest method, with the unamortized discount and debt issuance costs accreted to interest expense over the term of the loan, and accordingly is not included in the recurring fair value measurements below. The fair value of the loan payable, which is presented in the table of financial liabilities not measured at fair value below, is estimated using a discounted cash flow analysis based on current market interest rates for similar instruments, which are unobservable inputs, and is classified as Level 3 within the fair value hierarchy.

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

Fair Value Measurements

	September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents and restricted cash:
Money market funds	$743	$743	$—	$—
Total cash equivalents and restricted cash	$743	$743	$—	$—

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,360	$2,360	$—	$—
Total cash equivalents	$2,360	$2,360	$—	$—

The following table presents the Company’s financial liabilities that are not measured at fair value on a recurring basis as of September 30, 2026 (in thousands). As of September 30, 2026, the carrying amount of the loan payable, net of $391 thousand of unamortized discount and debt issuance costs, was $6.9 million.

	September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Loan payable – GPU Loan Agreement	$7,320	$—	$—	$7,320

NOTE 5 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$41,972	$467
Money market funds	14	2,360
Total cash and cash equivalents	41,986	2,827
Restricted cash	729	—
Total cash, cash equivalents and restricted cash shown on the statement of cash flows	$42,715	$2,827

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of September 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Technology equipment	$41,083	$310
Computers, office equipment and furniture	456	260
Leasehold improvements	552	—
Software	1,294	144
Construction in progress	3,064	—
Total property and equipment	46,449	714
Less: accumulated depreciation	(7,354)	(613)
Total property and equipment, net	$39,095	$101

Total depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2026 was approximately $1.6 million and $3.2 million, respectively and included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill

The following table summarizes the changes to Goodwill (in thousands):

Amount
Balance at January 1, 2026	$—
Additions	519,249
Balance at September 30, 2026	$519,249

There was no goodwill as of December 31, 2025 and there were no impairment charges recorded for any periods presented.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands, except years):

	September 30, 2026
	Weighted- Average Remaining Useful Lives (in years)	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net
Customer relationships	6.5	$5,190	$(396)	$4,794
Tradename	19.5	10,210	(273)	9,937
Total		$15,400	$(669)	$14,731

Amortization expenses for intangible assets were $316 thousand and $669 thousand for the three and nine months ended September 30, 2026. There were no intangible assets as of December 31, 2025.

As of September 30, 2026 the expected future amortization expense related to intangible assets was as follows (in thousands):

Years Ending December 31,	Amount
2026	$313
2027	1,252
2028	1,252
2029	1,252
2030	1,252
Thereafter	9,410
Total expected future amortization expenses	$14,731

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued fees for professional services	$531	$201
Accrued capital expenditures	429	—
Accrued refund liability	97	—
Accrued compensation	532	133
Other	359	71
Accrued research and development	—	110
Accrued vacation	—	78
Accrued interest on bridge loan (related party)	—	72
Total	$1,948	$665

NOTE 9 - DEBT

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

On June 30, 2026, and in line with the Third Amendment, the Company settled the Bridge Loan by entering into a Bill of Sale, Assignment and Assumption Agreement (the “Bill of Sale”) with Evie Holdings, LLC, pursuant to which the Company completed the Asset Transfer, transferring the assets of the Legacy Business — including its legacy IP, inventory, equipment, and its 510(k) clearance for the pulse oximetry feature of the wellness ring — to Evie Holdings, LLC in full satisfaction of the Company’s obligations under the Bridge Loan. In connection with the settlement, the lender delivered a payoff letter confirming that the Loan Documents, and all related liens and security interests, terminated automatically upon consummation of the Asset Transfer. The settlement of the Bridge Loan resulted in a gain of approximately $2.5 million. There was no interest expense for the three months ended September 30, 2026; interest expense for the nine months was approximately $208 thousand.

GPU Loan Agreement

On August 3, 2026, Corvex Primus LLC, a subsidiary of the Company, entered into a Loan and Security Agreement (the “GPU Loan Agreement”) with GPU Finance Ltd., a subsidiary of the USD.AI Foundation, as initial lender, and Corvex Primus Holdco LLC, as parent, establishing a secured equipment financing facility to fund the purchase of GPU servers and related infrastructure for the Company’s AI Factory data centers. Corvex OpCo provided a limited guaranty of the borrower’s obligations pursuant to a Limited Guaranty Agreement. Under the initial draw (Series A), funded on August 3, 2026 and secured by substantially all of the assets of Corvex Primus LLC, including GPU servers, related equipment and its customer contract, the Company borrowed $7.5 million in principal, bearing interest at 10.0% per annum (15.0% upon default), amortizing on a mortgage-style basis over a three-year term maturing September 1, 2029. The Company funded a Required Reserve Deposit of approximately $725 thousand (stepping down over the term absent a continuing event of default) and paid an upfront fee of $150 thousand. The GPU Loan Agreement permits the Company to request additional draws (Series) in the future, subject to the lender’s consent and satisfaction of specified conditions, with all draws (Series) cross-collateralized.

In connection with the GPU Loan Agreement, the Company incurred $429 thousand of costs, consisting of the $150 thousand upfront fee and $279 thousand of legal fees. These costs are presented as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest method, at an effective interest rate of approximately 14.8%. As of September 30, 2026, outstanding principal was $7.3 million, and the carrying amount, net of $391 thousand of unamortized discount and debt issuance costs, was $6.9 million, of which $1.9 million is classified as current. The Required Reserve Deposit is included in restricted cash. For the three and nine months ended September 30, 2026, interest expense on the GPU Loan Agreement was $159 thousand, including $38 thousand of amortization of the discount and debt issuance costs.

As of September 30, 2026, scheduled principal repayments under the GPU Loan Agreement were $363 thousand for the remainder of 2026, $2.3 million in 2027, $2.6 million in 2028 and $2.1 million in 2029.

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

As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, 39,076,693 and 1,228,272 shares were outstanding, respectively.

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

In June 2024, the Company replaced B. Riley Securities with Jones Trading as the Sales Agent for the Issuance Agreement.

During the three and nine months ended September 30, 2026 , the Company neither issued nor sold any shares through the Issuance Agreement. During the three months ended September 30, 2025, the Company neither issued nor sold any shares through the Issuance Agreement. During the nine months ended September 30, 2025, the Company issued and sold an aggregate of 198,391 shares of common stock through the Issuance Agreement at a weighted-average public offering price of $8.82 per share and received net proceeds of $1.6 million. As of September 30, 2026, the Issuance Agreement had been terminated as a result of the expiration of the Company’s Registration Statement on Form S-3.

Common Stock Reserved for Future Issuance

Common Stock reserved for future issuance at September 30, 2026 is summarized as follows:

September 30, 2026
Conversion of Series D preferred stock	21,791,046
Warrants to purchase common stock	438,547
Stock options outstanding	8,959,012
Settlement of restricted stock units	7,176,033
Stock options available for future grants	3,196,752
Total	41,561,390

Series A Convertible Preferred Stock

The Series A Preferred Stock had an original issue price of $1,000 per share and a conversion price of $5.50, plus 8% accrued and unpaid dividends. As of December 31, 2025 and March 31, 2026, 3,000 shares of Series A Preferred Stock were outstanding. On April 7, 2026, 196 shares of Series A Preferred Stock were converted into 50,007 shares of Common Stock, leaving 2,804 shares outstanding as of June 30, 2026. On July 7, 2026, the remaining 2,804 shares were converted into 728,335 shares of Common Stock, including shares issued for accrued dividends and the 2026 Stock Dividend adjustment. As of September 30, 2026, no shares of Series A Preferred Stock were outstanding. The Series A class is convertible into Common Stock, at the option of the holder subject to a 4.99% beneficial ownership limitation, is non-participating, and carries voting rights together with the Common Stock. The class also includes protective provisions, registration rights, liquidated damages for registration failures, and investor indemnification provisions.

Series C Non-Voting Convertible Preferred Stock

In connection with the Merger the Company issued 23,551.5195 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”). Following stockholder approval, each share of Series C Preferred Stock will automatically convert into 1,000 shares of the Company’s Common Stock. Except as otherwise required by the Series C Certificate of Designations or applicable law, the Series C Preferred Stock does not have voting rights. However, for so long as any shares of Series C Preferred Stock remain outstanding, the Company may not take certain actions that would adversely affect the rights, preferences or privileges of the Series C Preferred Stock without the affirmative vote of the holders of a majority of the outstanding shares of Series C Preferred Stock. Holders of Series C Preferred Stock are entitled to receive dividends on an as-if-converted-to-Common Stock basis, in the same form and manner as dividends declared and paid on the Company’s Common Stock, when and if such dividends are declared, and are not entitled to any dividends payable pursuant to the Merger Agreement. Upon any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock ranks on parity with the Company’s Common Stock and junior to the Series A Preferred Stock with respect to distributions of assets. As of March 31, 2026 and June 30, 2026, 23,551.5195 shares of Series C Preferred Stock were outstanding. On July 1, 2026, holders of 3,454.7898 shares of Series C Preferred Stock exchanged them for an equal number of shares of Series D Preferred Stock on a one-for-one basis (the “Preferred Exchange”). On July 7, 2026, following stockholder approval, the remaining 20,096.7297 shares of Series C Preferred Stock automatically converted into 20,096,713 shares of Common Stock. As of September 30, 2026, no shares of Series C Preferred Stock were outstanding.

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

During the three months ended June 30, 2026, the Board of Directors approved, and the holders of a majority of the then-outstanding shares of Series D Preferred Stock consented to, an increase in the number of authorized shares of Series D Preferred Stock from 30,227.0524 to 50,000 shares. Following such increase, 3,454.7898 shares of Series D Preferred Stock were issued on July 1, 2026 pursuant to the Preferred Exchange described above, increasing the shares of Series D Preferred Stock outstanding from 30,227.0524 as of March 31, 2026 and June 30, 2026 to 33,681.8422. During the three months ended September 30, 2026, holders converted an aggregate of 12,243.8888 shares of Series D Preferred Stock into 12,243,884 shares of Common Stock (4,752.2479 shares on July 7, 2026; 200.0000 shares on September 10, 2026; 5,589.9620 shares on September 15, 2026; 1,444.2910 shares on September 17, 2026; and 257.3879 shares on September 24, 2026), and on September 2, 2026, the Company issued 353.098 shares of Series D Preferred Stock in a private placement offering (the “Private Placement”) at a purchase price of $7,750.00 per share, together with 3,904,970 shares of Common Stock at a purchase price of $7.75 per share. The Private Placement resulted in gross proceeds of $33.0 million and net proceeds of $31.0 million after deducting issuance costs of $2.0 million.   As of September 30, 2026, 21,791.0514 shares of Series D Preferred Stock were issued and outstanding.

NOTE 11 - COMMON STOCK WARRANTS

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2026:

Warrant Issuance (BOD)	Issuance	Exercise Price	Outstanding, December 31, 2025	Granted	Exercised	Canceled/ Expired	Outstanding, September 30, 2026	Expiration
Underwriter Warrants	March 2021	$662.74	8,664	—	—	(8,664)	—	March 2026
January 2023 warrants	January 2023	$173.42	21,022	—	—	—	21,022	January 2028
February 2023 warrants	February 2023	$173.42	3,154	—	—	—	3,154	January 2028
August 2023 warrants	August 2023	$136.97	1,827	—	—	—	1,827	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.12	20,174	—	—	—	20,174	None
April 2024 warrants	April 2024	$45.00	406,934	—	—	—	406,934	March 2031
April 2024 warrants	April 2024	$48.61	2,607	—	—	—	2,607	March 2031
August 2024 warrants	August 2024	$45.00	3,003	—	—	—	3,003	August 2029
Total			467,385	—	—	(8,664)	458,721

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2025:

Warrant Issuance (BOD)	Issuance	Exercise Price	Outstanding, December 31, 2024	Granted	Exercised	Canceled/ Expired	Outstanding, September 30, 2025	Expiration
Preferred A Placement Warrants	March and April 2018 and August 2019	$154.64	2,653	—	—	(2,653)	—	April 2025
Preferred B Placement Warrants	April 2019	$231.95	4,199	—	—	(4,199)	—	April 2025
Convertible Notes Placement Warrants	August 2020	$283.81	1,556	—	—	(1,556)	—	August 2025
Underwriter Warrants	March 2021	$662.74	8,664	—	—	—	8,664	March 2026
January 2023 warrants	January 2023	$173.42	21,022	—	—	—	21,022	January 2028
February 2023 warrants	February 2023	$173.42	3,154	—	—	—	3,154	January 2028
August 2023 warrants	August 2023	$136.97	1,827	—	—	—	1,827	August 2028
April 2024 Pre-Funded warrants	April 2024	$0.12	26,242	—	(6,068)	—	20,174	None
April 2024 warrants	April 2024	$45.00	406,934	—	—	—	406,934	April 2029
April 2024 warrants	April 2024	$48.61	2,607	—	—	—	2,607	April 2029
August 2024 warrants	August 2024	$45.00	3,003	—	—	—	3,003	August 2029
Total			481,861	—	(6,068)	(8,408)	467,385

NOTE 12 - STOCK-BASED COMPENSATION

2019 Equity Incentive Plan

As of September 30, 2026, the Company had 117,130 shares available for future grant pursuant to the 2019 Incentive Plan.

2021 Employment Inducement Plan

As of September 30, 2026, the Company had 18,106 shares available for future grant under the 2021 Inducement Plan.

2024 Equity Incentive Plan

As of September 30, 2026, the Company had no shares available for future grant under the 2024 Incentive Plan.

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

The 2024 Incentive Plan permits certain employees to early exercise stock options prior to vesting. Shares issued upon exercise of unvested options are subject to the Company’s right of repurchase at the original exercise price until vested. Early exercised options are included in exercises in the stock option activity table. The Company recognizes stock-based compensation expense for these awards over the remaining requisite service period. As of September 30, 2026, 122,883 shares issued pursuant to early exercises remained subject to repurchase rights.

2026 Equity Incentive Plan

On March 19, 2026, the Company’s Board of Directors approved the 2026 Corvex Equity Incentive Plan (the “2026 Incentive Plan”) and on July 1, 2026 the stockholders approved the 2026 Incentive Plan at the Company’s 2026 Annual Meeting of Stockholders. The 2026 Incentive Plan initially had 3,500,000 shares of Common Stock available for issuance following stockholder approval on July 1, 2026. On July 1, 2026, following stockholder approval at the Annual Meeting, the Company adopted the 2026 Incentive Plan, and the 889,931 awards approved by the Board as of June 30, 2026, subject to stockholder approval, were granted for accounting purposes on that date and are reflected in the activity below. As of September 30, 2026, the Company had 2,538,305 shares available for future grant under the 2026 Incentive Plan and 523,211 shares available under the 2026 Inducement Plan.

2026 Employee Stock Purchase Plan

On March 19, 2026, the Company’s Board of Directors approved the 2026 Corvex Employee Stock Purchase Plan (the “2026 ESPP”) and on July 1, 2026 the stockholders approved the 2026 ESPP at the Company’s 2026 Annual Meeting of Stockholders. The 2026 ESPP has 900,000 shares of Common Stock available for issuance following stockholder approval. As of September 30, 2026, no stock had been purchased under the 2026 ESPP.

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

2026 Incentive Plan Grants

On March 19, 2026 and after giving effect to the 2026 Stock Dividend, the Company granted 271,600 options (the “Fairbairn NQOs”) to Emily Fairbairn under the 2026 Incentive Plan in recognition of her taking on the role of lead independent director. The exercise price per share of the Fairbairn NQOs was $10.71, the closing price of the Common Stock on the grant date, and the Fairbairn NQOs vest and become exercisable in three equal annual installments. The exercisability of the Fairbairn NQOs was subject to stockholder approval of the 2026 Incentive Plan, which was obtained on July 1, 2026.

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

The Company measures the fair value of the awards on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period beginning on the grant date. Stock-based compensation for the options that are subject to approval of the 2026 Incentive Plan shall not be recognized until such date, at which point, expense will be recognized on a straight-line basis over the requisite service period. On July 1, 2026, following stockholder approval of the 2026 Incentive Plan, 491,600 stock options previously approved by the Board were granted for accounting purposes at a weighted-average exercise price of $15.34 per share, including options to purchase 200,000 shares of Common Stock granted to Patrick Fleury at an exercise price of $21.06 per share, expiring July 1, 2036. Total share-based compensation cost as of the grant date of these options was $5.1 million, which is recognized on a straight-line basis over the requisite service period.

Stock option activity for the nine months ended September 30, 2026 was as follows (in thousands, except share, per share, and remaining life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at December 31, 2025	2,602,081	$6.06	7.6 years	$18,508
Granted	7,241,719	$5.21
Exercised	(504,650)	$0.92
Cancelled	(380,138)	$35.37
Outstanding at September 30, 2026	8,959,012	$4.42	9.3 years	$67,717

Exercisable as of September 30, 2026	1,295,014	$2.68	9.1 years	$11,749

Vested and expected to vest as of September 30, 2026	8,959,012	$4.42	9.3 years	$67,717

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2026 and 2025, was $9.03 and $23.25, respectively. During the nine months ended September 30, 2026 options were exercised for proceeds of $464 thousand. During the nine months ended September 30, 2025 no options were exercised. The fair value of the 886,368 and 7,174 options that vested during the nine months ended September 30, 2026 and 2025 was approximately $12.9 million and $0.9 million, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options granted during the nine months ended September 30, 2026 and 2025 was estimated using the following weighted average assumptions:

	Nine Months Ended September 30,
	2026	2025
Dividend yield	—%	—%
Expected volatility	72.57% – 75.00%	65.16%
Risk-free interest rate	3.93% – 4.35%	4.39%
Expected life	5.63 – 7.00 years	5.46 years

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

Restricted Stock Units

On January 2, 2026, after giving effect to the 2026 Stock Dividend, the Company granted 72,619 RSUs to Employees (“Employee RSUs”) for the period from January 1, 2026, to September 30, 2026, which vest over that period based upon continued service. The Company also granted 40,871 RSUs to Directors (“Director RSUs”) for the period from January 1, 2026, to September 30, 2026, which vest immediately on the grant date. The terms of the awards provided that they would be converted into shares on the earlier of (a) the date of a change of control, (b) promptly following the date of grantee’s separation of service, and (c) December 31, 2026. Of the 113,490 RSUs, 102,047 were vested following the closing of the Merger and the remaining 11,443 unvested RSUs were forfeited. Total share-based compensation cost as of the grant date of the Employee RSUs and the Director RSUs was $407 thousand and $264 thousand, respectively.

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

On March 19, 2026, after giving effect to the 2026 Stock Dividend, the Company approved 135,800 RSUs (the “Fairbairn RSUs”) to Emily Fairbairn in recognition of her taking on the role of lead independent director under the 2026 Incentive Plan. The Fairbairn RSUs were granted on July 1, 2026 following stockholder approval of the 2026 Incentive Plan and shall vest and settle in three equal annual installments on the anniversary of the grant date.

For the nine months ended September 30, 2026, the Company approved RSUs as follows (with each grant being subject to the receipt of stockholder approval for the 2026 Incentive Plan): 100,000 RSUs on April 27, 2026; 50,000 RSUs on June 8, 2026; 62,535 RSUs on June 8, 2026; and 50,000 RSUs on June 24, 2026. These RSUs were approved by the Board on the dates above, but are granted for accounting purposes on the date of approval of the 2026 Incentive Plan, or July 1, 2026. The RSUs shall vest and settle in three equal annual installments on the anniversary of the grant date, subject to the recipient’s continued service through each applicable vesting date.

On July 1, 2026, following adoption of the 2026 Incentive Plan at the Annual Meeting, the Company made initial equity grants to certain of the Company’s directors. The following directors each received RSU grants vesting in three equal annual installments from the grant date: Emily Wang Fairbairn received 135,800 RSUs; Patrick Fleury received 100,000 RSUs and stock options to purchase 200,000 shares of Common Stock at an exercise price of $21.06 per share, expiring July 1, 2036; Brian Cullinan received 50,000 RSUs; and Nicholas Donofrio received 50,000 RSUs.

On July 1, 2026, the Company granted 523,211 restricted stock units as inducement awards to Chance Moreland, the Company’s Chief Financial Officer, consisting of (i) a grant of 95,129 restricted stock units (the “Make-Whole RSUs”), which vest over four years, with 25% vesting on each anniversary of Mr. Moreland’s first date of employment with the Company (the “Commencement Date”), and (ii) a grant of 428,082 restricted stock units, which vest over four years, with 25% vesting on each anniversary of the Commencement Date. Mr. Moreland will also be granted 523,211 performance stock units (“PSUs”) assuming maximum achievement of the applicable performance goals in the future.

During the three months ended September 30, 2026, the Company granted 993,306 RSUs with a weighted-average grant date fair value of $20.39 per share, including 335,800 RSUs to directors and 523,211 inducement RSUs to the Company’s Chief Financial Officer. During the quarter, 40,871 vested Director RSUs were settled in shares.

The Company measures the fair value of RSUs on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. RSUs that are subject to approval of the 2026 Incentive Plan shall not be recognized until such date, at which point, expense will be recognized on a straight-line basis over the requisite service period.

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2025	—	$—
Granted	7,265,512	12.03
Vested and converted to shares	(78,036)	9.31
Forfeited or cancelled	(11,443)	6.47
Balance, September 30, 2026	7,176,033	$12.01

Compensation Expense

The Company has recorded stock-based compensation expense for the nine months ended September 30, 2026 and 2025 related to the issuance of stock option awards and RSUs to employees and non-employees in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Cost of revenue	$780	$4
Technology and infrastructure	936	347
Sales and marketing	306	—
General and administrative	9,265	340
Stock-based compensation, net of amounts capitalized	11,287	691
Capitalized stock-based compensation	307	—
Total stock-based compensation, including amounts capitalized	$11,594	$691

	Nine Months Ended September 30,
	2026	2025
Cost of revenue	$1,576	$5
Technology and infrastructure	2,199	728
Sales and marketing	648	—
General and administrative	18,430	1,037
Stock-based compensation, net of amounts capitalized	22,853	1,770
Capitalized stock-based compensation	610	—
Total stock-based compensation, including amounts capitalized	$23,463	$1,770

Total stock-based compensation related to stock option awards and RSUs was $11.6 million and $23.5 million for the three and nine months ended September 30, 2026, respectively. Of these amounts, $307 thousand and $610 thousand were capitalized as internal use software costs within Property and equipment, net on the condensed consolidated balance sheets, with the remainder recognized in the condensed consolidated statements of operations and comprehensive loss for each respective period.

As of September 30, 2026, unamortized compensation expense related to unvested stock options was approximately $71.4 million, which is expected to be recognized over a weighted average period of 3.24 years. Unamortized compensation expense related to unvested restricted stock units was approximately $75.5 million, which is expected to be recognized over a weighted average period of 3.43 years as of September 30, 2026.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating and Finance Leases

As of September 30, 2026, the Company has operating lease agreements for its office premises, laboratory space and three data center co-location contracts, and finance lease agreements for equipment, including servers used in its AI cloud computing business.

The balances of the operating and finance lease related accounts as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

Operating and Finance Leases	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$4,672	$415
Operating lease liabilities, current	$2,628	$253
Operating lease liabilities, non-current	$2,228	$267
Finance lease liabilities, current	$3,964	$18
Finance lease liabilities, non-current	$4,549	$—

The components of lease expense and supplemental cash flow information as of and for the nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Lease Cost:
Operating lease cost	$1,479	$171
Finance lease cost:
Amortization of lease assets	2,066	—
Interest on lease liabilities	270	—
Total finance lease cost	2,336	—
Variable lease cost	722	—
Total lease cost	$4,537	$171

Variable lease cost includes electricity billed on actual usage under the data center co-location agreements, which the Company accounts for as variable lease payments under its election not to separate lease and nonlease components.

Amortization expense related to the leases above, was $2.1 million for the nine months ended September 30, 2026.

Total operating cash flows from operating leases included in the measurement of leases liabilities for the nine months ended September 30, 2026 and 2025 was $1.4 million and $225 thousand, respectively.

Information relating to the lease term and discount rates for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Weighted-average remaining lease terms (in years)
Finance leases	2.08	1.20
Operating leases	1.95	2.30
Weighted-average discount rate
Finance leases	5.6%	15.1%
Operating leases	5.8%	10.0%

Future minimum lease payments for the operating and finance leases as of September 30, 2026 are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2026	$1,079	$707
2027	4,317	2,824
2028	3,597	1,364
2029	—	223
Total undiscounted lease payments	8,993	5,118
Less: Present value discount	(480)	(262)
Lease liability	$8,513	$4,856

Leases Not Yet Commenced

As of September 30, 2026, the Company had executed two lease agreements for additional data center capacity that had not yet commenced. The aggregate amount of estimated future undiscounted lease payments associated with these leases is approximately $73.9 million.

The first lease provides access to 517.5 kW of capacity under Phase 4 and 1,200 kW of capacity under Phase 5. Estimated future undiscounted lease payments under this lease total approximately $7.7 million. The lease is expected to commence between November and December 2026 and has an estimated lease term of 36 months. Phase 4 and Phase 5 are expected to be delivered no later than November 30, 2026 and December 31, 2026, respectively, subject to extensions for certain delays outside of the Company’s reasonable control. During the three months ended September 30, 2026, the Company paid approximately $0.7 million of non-recurring infrastructure charges associated with the development of Phases 4 and 5. The Company also paid a $2.5   million prepayment, which will be applied as a credit against monthly recurring charges during the first twelve months of billing for Phases 4 and 5. As of September 30, 2026, the prepayment is included in prepaid expenses and other current assets and the non-recurring infrastructure charges are included in construction in progress within property and equipment, net, on the condensed consolidated balance sheet. Both will be included in the measurement of the right-of-use asset upon lease commencement.

In August 2026, the Company executed a second lease agreement providing access to 4,500 kW of data center capacity. Estimated future undiscounted lease payments under this lease total approximately $66.2 million, which reflects contractual annual rate escalations of 3%. The lease has an initial term of 84 months and includes two optional renewal terms of five years each. The lessor is required to deliver the capacity within 120 days of execution of the agreement and the Company’s payment of required non-recurring charges, subject to certain extensions. The lease is expected to commence during December 2026 or the first quarter of 2027. The Company is also obligated for installation and activation fees of up to $6.75 million associated with the development of the leased capacity. These fees are billed at cost plus 5% and are payable 30 days after the Company accepts the final statement of work and itemized cost estimate. As of September 30, 2026, no amounts had been paid under this lease agreement.

Both lease agreements provide for variable charges based on actual power consumption, and the second also provides for charges on power usage above contractual per-cabinet limits. Such variable charges are excluded from the estimated future undiscounted lease payments described above.

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

No amounts associated with such indemnifications have been recorded as of September 30, 2026.

NOTE 14 - NET LOSS PER SHARE

The following table provides the computation of the basic and diluted net loss per share during the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended September 30,
	2026	2025
Numerator:
Net loss	$(17,519)	$(4,029)
Less: Cumulative dividends on Series A preferred stock	—	—
Net loss - attributed to common stockholders	$(17,519)	$(4,029)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	29,006,953	1,155,780

Net loss per share, basic and diluted	$(0.60)	$(3.49)

	Nine Months Ended September 30,
	2026	2025
Numerator:
Net loss	$(35,289)	$(12,432)
Less: Cumulative dividends on Series A preferred stock	(155)	—
Net loss - attributed to common stockholders	$(35,444)	$(12,432)
Denominator:
Weighted average shares used in computing net loss per share, basic and diluted	11,002,465	1,061,224

Net loss per share, basic and diluted	$(3.22)	$(11.71)

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 because including them would have been antidilutive are as follows:

	Nine Months Ended September 30,
	2026	2025
Shares subject to conversion of Series A preferred stock	—	—
Shares subject to conversion of Series C preferred stock	—	—
Shares subject to conversion of Series D preferred stock	21,791,046	—
Shares subject to options to purchase common stock	8,959,012	94,708
Shares subject to outstanding restricted stock units	6,349,761	204,852
Shares subject to warrants to purchase common stock	438,547	447,219
Total	37,538,366	746,779

NOTE 15 - SUBSEQUENT EVENTS

2026 ATM Facility

On October 14, 2026, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with Chardan Capital Markets LLC (“Chardan”). Under the Sales Agreement, the Company may offer and sell, from time to time, shares of its common stock, par value $0.0001 per share, with an aggregate offering price of up to $250.0 million (the “ATM Facility”). The shares may be sold through or to Chardan in transactions deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the Sales Agreement and may suspend offers at any time. The shares are offered under the Company’s shelf registration statement on Form S-3 (File No. 333-298769), declared effective by the SEC on September 16, 2026, and a related prospectus supplement filed on October 14, 2026.

The Company will pay Chardan a commission of 2.5% of the aggregate gross proceeds from shares sold under the ATM Facility. The Company has also agreed to reimburse certain of Chardan’s legal fees: up to $75,000 in connection with execution of the Sales Agreement, up to $10,000 per calendar quarter thereafter, and up to $30,000 for each program refresh. The Company intends to use any net proceeds for working capital and general corporate purposes.

As of November 12, 2026, the Company had not sold any shares under the ATM Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy”, “future”, “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, product capabilities, customer deployments, business strategy, growth plans and objectives for future operations, anticipated power and customer-readiness dates, expected megawatt capacity and expansion options, and statements regarding anticipated customer offtake agreements, contract duration, pricing and attach opportunities.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history and our ability to achieve profitability;

●	our need for and ability to obtain additional capital in the future;

●	our expectations regarding the adoption and development of artificial intelligence (“AI”);

●	our plans to expand our current offerings, customer base, data center capacity, sales infrastructure, or market;

●	headcount and facilities expansion plans and expectations including as a result of delays in GPU and long-lead equipment delivery;

●	delays in utility energization or interconnection; local zoning, permitting and moratorium risk;

●	the Company’s inability to enter into customer offtake agreements at all, or on the duration, pricing or take-or-pay terms it anticipates;

●	our dependence on a limited number of suppliers for significant components of the equipment we use;

●	our dependence on a limited number of customers for a substantial portion of our revenue;

●	the Company’s dependence on third-party site partners and the execution of definitive agreements with them;

●	the Company’s ability to obtain or maintain partner certifications and co-selling support;

●	expectations regarding the strategies, prospects, plans, expectations and objectives of management of the Company for future operations of the Company;

●	our ability to attract and retain the Company’s officers, directors and key employees and other highly qualified personnel;

●	any disruption in our strategic relationships;

●	our ability to demonstrate the feasibility of and develop products and services and their underlying technologies;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to attract and retain highly qualified personnel;

●	our ability to manage the growth of our Company and to realize the benefits from any acquisitions or strategic alliances we may enter in the future;

●	the impact of macroeconomic and geopolitical conditions;

●	the adequacy of protections afforded to us by the patents that we own and the success we may have in, and the cost to us of, maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	the impact of any claims of intellectual property infringement, trade secret misappropriation, product liability, product recalls or other claims;

●	our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business;

●	the accuracy of our estimates of market size for our products and services;

●	our ability to implement and maintain effective control over financial reporting and disclosure controls and procedures as well as our ability to remediate deficiencies identified with respect to our internal control environment; and

●	our success at managing the risks involved in the foregoing items.

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

The results discussed below include Corvex OpCo beginning March 19, 2026, the date of the Merger, and the Legacy Business through June 30, 2026, the date of the Asset Transfer. Because the Asset Transfer did not qualify for presentation as a discontinued operation, the results of the Legacy Business through the date of the Asset Transfer are included in our results of operations for the nine months ended September 30, 2026, and our results of operations for the three months ended September 30, 2026 reflect our AI cloud computing business, including residual activity related to the Legacy Business following the Asset Transfer. Accordingly, period-to-period comparisons may not be indicative of future results.

We are an AI cloud computing business specializing in GPU-accelerated infrastructure for AI workloads. Our AI cloud computing business is an engineering-led platform focused on providing secure, scalable, and cost-efficient GPU-accelerated infrastructure for AI workloads, supported by GPU-accelerated compute clusters, high-throughput storage systems, and a layered architecture intended to enhance security and deliver consistent performance and efficiency at scale. Our AI cloud computing offerings include AI Factories and GPU Clusters, confidential computing (including our patent-pending Corvex Secure Model Weights product), and Token Factory, launched on September 30, 2026, which provides access to premium open-source AI models via API integration and a performance-optimized inference engine on automatically scaling infrastructure.

Our AI cloud computing business is in its early stages of commercialization, and our activities during the current period have been primarily focused on developing infrastructure capacity, onboarding customers and expanding our service capabilities.

Recent Developments

Entry into ATM Facility

On October 14, 2026, the Company entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with Chardan Capital Markets LLC as sales agent, pursuant to which the Company may offer and sell, from time to time through or to the Agent (the “ATM Facility”) shares of its common stock. The Company registered an initial $250 million of common stock to sell pursuant to the ATM Facility.

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

We provide a range of capabilities, including:

●	AI Factories and GPU Clusters. Our integrated computing and data-center platform is designed to deliver artificial intelligence workloads at scale by combining high-performance AI accelerators, networking, power, cooling, and systems software to support reliable and cost-efficient production AI training and inference. Deployments may be delivered using managed Kubernetes or as bare metal, and operated on-premise or in multi-tenant or single-tenant configurations that are compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and SOC 2 Type II (“SOC 2”).

●	Confidential Computing. Confidential computing is designed to protect customers’ valuable intellectual property and enhance compliance with data security mandates. Our patent-pending Corvex Secure Model Weights product enables AI model builders and security-conscious enterprises to safely deploy inference workloads on third-party GPU infrastructure without exposing their model weights via the integration of Trusted Execution Environments, post-quantum key exchange, and remote attestation.

●	Token Factory. Token Factory provides access to premium open-source AI models through simplified API integration and a performance-optimized inference engine operating on automatically scaling infrastructure. The platform is designed to improve performance and reduce per-token inference costs relative to certain alternatives by leveraging a proprietary inference engine and custom orchestration logic intended to maximize compute resource utilization when serving multiple models concurrently.

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Asset Transfer

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

Management concluded that the Asset Transfer does not represent a strategic shift that has a major effect on the Company’s operations and financial results because, following the Merger, the Legacy Business was not significant to the Company’s operations, representing $27 thousand of revenue for the nine months ended September 30, 2026 ($35 thousand through June 30, 2026, the date of the Asset Transfer, less $8 thousand of customer refunds and chargebacks during the three months ended September 30, 2026).

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

As a result, the results of operations for the nine months ended September 30, 2026 include (i) the Company’s legacy healthcare operations for the full period and (ii) the results of Corvex OpCo for the period from March 19, 2026 through September 30, 2026. Accordingly, the results for the current period are not directly comparable to prior periods.

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

Other (Expense) Income, Net

Other (expense) income, net relates primarily to interest income earned cash balances held in interest bearing bank accounts and the gain on disposal of business represents the excess amount of carrying value of the Bridge Loan over the carrying value of the Legacy Business assets transferred in the Asset Transfer.

Income tax provision

Income tax provision consists of federal and state income taxes in the United States and related deferred taxes.

Results of Operations

Three and nine months ended September 30, 2026 and 2025

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, as discussed herein are presented below (amounts in thousands).

	Three Months Ended September 30,		Change
	2026	2025	$	%
REVENUE:
Revenue - AI Platform and services	$4,982	$—	$4,982	NM
Revenue - Connected devices and services	—	80	(80)	(100)%
Total revenue	4,982	80	4,902	6128%

COSTS AND EXPENSES:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	2,520	—	2,520	NM
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	—	280	(280)	(100)%
Depreciation and amortization	2,908	—	2,908	NM
Technology and infrastructure(3)	1,319	1,166	153	13%
Sales and marketing(4)	842	—	842	NM
General and administrative(5)	14,830	1,225	13,605	1111%
Total costs and expenses	22,419	2,671	19,748	739%

Loss from operations	(17,437)	(2,591)	(14,846)	(573)%
Gain on disposal of business	13	—	13	NM
Other income (expense), net	(95)	(1,438)	1,343	93%
Loss before income tax expense	(17,519)	(4,029)	(13,490)	(335)%
Income tax benefit (expense)	—	—	—	NM
Net loss	$(17,519)	$(4,029)	$(13,490)	(335)%

Amounts include stock-based compensation expense, as follows:

(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	780	—	780	NM
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	—	4	(4)	(100)%
(3)Technology and infrastructure	936	347	589	170%
(4)Sales and marketing	306	—	306	NM
(5)General and administrative	9,265	340	8,925	2625%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
REVENUE:
Revenue - AI Platform and services	$9,259	$—	$9,259	NM
Revenue - Connected devices and services	35	389	(354)	(91)%
Total revenue	9,294	389	8,905	2289%

COSTS AND EXPENSES:
Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)(1)	4,876	—	4,876	NM
Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)(2)	275	1,284	(1,009)	(79)%
Depreciation and amortization	5,911	—	5,911	NM
Technology and infrastructure(3)	3,507	4,950	(1,443)	(29)
Sales and marketing(4)	1,883	—	1,883	NM
General and administrative(5)	30,342	5,244	25,098	479%
Total costs and expenses	46,794	11,478	35,316	308%
Loss from operations	(37,500)	(11,089)	(26,411)	(238)%
Gain on disposal of business	2,514	—	2,514	NM
Other income (expense), net	(303)	(1,343)	1,040	77%
Loss before income tax expense	(35,289)	(12,432)	(22,857)	(184)%
Income tax benefit (expense)	—	—	—	NM
Net loss	$(35,289)	$(12,432)	$(22,857)	(184)%

Amounts include stock-based compensation expense, as follows:

(1)Cost of revenue - AI Platform and services (exclusive of depreciation and amortization)	1,575	—	1,575	NM
(2)Cost of revenue - Connected devices and services (exclusive of depreciation and amortization)	1	5	(4)	(80)%
(3)Technology and infrastructure	2,199	728	1,471	202%
(4)Sales and marketing	648	—	648	NM
(5)General and administrative	18,430	1,037	17,393	1677%

Revenue

Revenue totaled $5.0 million and $80 thousand for the three months ended September 30, 2026 and 2025, respectively. For the three months ended, revenue increased $4.9 million, primarily due to the acquisition of Corvex OpCo which reported $5.0 million in revenue. This was offset by a decrease of $80 thousand associated with the wind down of the Legacy Business. Following the Asset Transfer, residual activity of the Legacy Business, including $8 thousand of net customer refunds and chargebacks on prior wellness ring sales, is presented within Revenue - AI Platform and services.

For the nine months ended September 30, 2026 and 2025, revenue totaled $9.3 million and $389 thousand, respectively. For the nine months ended, revenue increased $8.9 million primarily due to the acquisition of Corvex OpCo which reported $9.3 million in revenue. This was offset by a decrease of $354 thousand associated with the wind down of the Legacy Business.

Cost of Revenue

Cost of revenue totaled $2.5 million and $280 thousand for the three months ended September 30, 2026 and 2025, respectively. For the three months ended, the increase is primarily due to the acquisition of Corvex OpCo and the $2.5 million in cost of revenue related to AI platform services. This was offset by the downsizing of the Legacy Business. Cost of revenue in the current period primarily relates to direct costs associated with the operation of Corvex’s high-performance computing equipment within leased data center space, which includes costs such as rent, network access, utilities and power expenses and personnel costs, including stock-based compensation, Cost of revenue in the prior-year period reflects operations of the Legacy Business.

For the nine months ended September 30, 2026 and 2025, cost of revenue totaled $5.2 million and $1.3 million, respectively. For the nine months ended, the increase is primarily due to the acquisition of Corvex OpCo and the $4.9 million in cost of revenue related to AI platform services. This was offset by the downsizing of the Legacy Business.

Depreciation and Amortization

Depreciation and amortization totaled $2.9 million and $0 for the three months ended September 30, 2026 and 2025, respectively. For the three months ended, the increase is due primarily to the acquisition of Corvex OpCo, which reported $2.9 million in depreciation and amortization.

For the nine months ended September 30, 2026 and 2025, depreciation and amortization totaled $5.9 million and $0, respectively. For the nine months ended, the increase is due primarily to the acquisition of Corvex OpCo, which reported $5.8 million in depreciation and amortization.

Technology and Infrastructure

Technology and infrastructure expense totaled $1.3 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026 and 2025, technology and infrastructure expense totaled $3.5 million and $5.0 million, respectively. For the nine months ended, the change is primarily due to a $4.0 million decrease in research and development expense related to the Legacy Business caused primarily by a reduction in headcount as the Company shifted to focus on the AI cloud computing business, leading to lower personnel and consulting expense in the current period. The decrease was offset by additional technology and infrastructure cost of $2.6 million from the acquisition of Corvex OpCo primarily consisting of personnel costs, including stock-based compensation. Technology and infrastructure expense in the prior-year period reflects operations of the Legacy Business, mainly related to research and development expenses.

Sales and Marketing

Sales and marketing expense totaled $842 thousand and $0 for the three months ended September 30, 2026 and 2025, respectively, and $1.9 million and $0 for the nine months ended September 30, 2026 and 2025, respectively. The increase is primarily due to personnel costs of the AI cloud computing business, online advertising spend and events and conferences.

General and Administrative

General and administrative expense totaled $14.8 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $30.3 million and $5.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase is due primarily to increased stock-based compensation expense related to the replacement awards associated with the acquisition of Corvex OpCo, legal and consulting expenses due to the Merger, offset by the reduction in other personnel cost from reduced headcount. In addition, the increase is also explained by the impact of the acquisition of Corvex OpCo which added $14.2 million and $26.7 million for the three and nine months ended September 30, 2026 in general and administrative expenses. General and administrative expense in the current period primarily consists of personnel-related costs, stock-based compensation expense, professional services and lease and other corporate overhead costs.

Loss from Operations

Loss from operations was $17.4 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $37.5 million and $11.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was driven by stock-based compensation and a full quarter of operations related to Corvex OpCo.

Other Income (expense)

Other income (expense), net totaled $(82) thousand and $(1.4) million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $(1.3) million for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, other income (expense), net primarily consisted of interest expense of $281 thousand on the Company’s finance leases and loans payable, partially offset by other income of $161 thousand. For the nine months ended September 30, 2026, other income (expense), net primarily consisted of the $2.5 million gain on disposal of business related to the Asset Transfer, which represents the excess of the carrying value of the Bridge Loan over the carrying value of the Legacy Business assets transferred, partially offset by interest expense of $429 thousand and related party interest expense on the Bridge Loan of $208 thousand, together with other income of $329 thousand. Other income (expense), net in the prior-year periods primarily reflects related party interest expense on the Bridge Loan of $1.5 million, partially offset by interest and other income.

Net loss

Net loss was $17.5 million and $4.0 million for the three months ended September 30, 2026 and 2025, respectively, and $35.3 million and $12.4 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was driven by stock-based compensation and a full quarter of operations related to Corvex OpCo.

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

Adjusted EBITDA

We report our financial results in accordance with GAAP, however, management believes evaluation of operating results may be enhanced by a presentation of adjusted EBITDA which is a non-GAAP financial measure. We define adjusted EBITDA as net loss, excluding (i) depreciation and amortization, (ii) stock-based compensation, (iii) benefit from income taxes (iv) transaction costs related to the Merger, (v) gain on disposal of business and (vi) interest and other income, net.

The following table reconciles adjusted EBITDA to the most directly comparable GAAP performance measures for the applicable period of operations presented herein:

	Three Months Ended September 30,
	2026	2025
Net loss	$(17,519)	$(4,029)
Depreciation and amortization	2,908	—
Stock-based compensation(1)	11,287	691
Gain on disposal of business	(13)	—
Interest and other income, net	95	1,438
Adjusted EBITDA	$(3,242)	$(1,900)

	Nine Months Ended September 30,
	2026	2025
Net loss	$(35,289)	$(12,432)
Depreciation and amortization	5,911	—
Stock-based compensation(1)	22,853	1,770
Transaction costs(2)	719	—
Gain on disposal of business	(2,514)	—
Interest and other income, net	303	1,343
Adjusted EBITDA	$(8,017)	$(9,319)

(1)	Stock-based compensation: related to incentive plans and inducement awards and the Company’s replacement awards related to the Merger.

(2)	Related to the transaction costs associated with the Merger.

Segment Results

The following table sets forth our selected results of operations for each of our reportable segments for the periods indicated below.

	Three Months Ended September 30,		Change
	2026	2025	$	%
Net loss
AI Platform and services	$(17,519)	$—	$(17,519)	NM
Connected devices and services	—	(4,029)	4,029	100%
Total net loss	$(17,519)	$(4,029)	$(13,490)	(335)%

Adjusted EBITDA(1)
AI Platform and services	(3,242)	—	(3,242)	NM
Connected devices and services	—	(1,900)	1,900	100%
Total adjusted EBITDA	$(3,242)	$(1,900)	$(1,342)	(71)%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net loss
AI Platform and services	$(33,061)	$—	$(33,061)	NM
Connected devices and services	(2,228)	(12,432)	10,204	82%
Total net loss	$(35,289)	$(12,432)	$(22,857)	(184)%

Adjusted EBITDA(1)
AI Platform and services	(5,615)	—	(5,615)	NM
Connected devices and services	(2,402)	(9,319)	6,917	74%
Total adjusted EBITDA	$(8,017)	$(9,319)	$1,302	14%

(1)	See the “Non-GAAP Financial Measures” section included above for a reconciliation to the most directly comparable GAAP measure.

	Three Months Ended September 30,
AI Platform and services	2026	2025
Net loss	$(17,519)	$—
Depreciation and amortization	2,908	—
Stock-based compensation(1)	11,287	—
Gain on disposal of business	(13)	—
Interest and other income, net	95	—
Adjusted EBITDA	$(3,242)	$—

	Nine Months Ended September 30,
AI Platform and services	2026	2025
Net loss	$(33,061)	$—
Depreciation and amortization	5,792	—
Stock-based compensation(1)	21,565	—
Gain on disposal of business	(13)	—
Interest and other income, net	102	—
Adjusted EBITDA	$(5,615)	$—

	Three Months Ended September 30,
Connected devices and services	2026	2025
Net loss	$—	$(4,029)
Depreciation and amortization	—	—
Stock-based compensation(1)	—	691
Gain on disposal of business	—	—
Interest and other income, net	—	1,438
Adjusted EBITDA	$—	$(1,900)

	Nine Months Ended September 30,
Connected devices and services	2026	2025
Net loss	$(2,228)	$(12,432)
Depreciation and amortization	119	—
Stock-based compensation(1)	1,288	1,770
Transaction costs(2)	719	—
Gain on disposal of business	(2,501)	—
Interest and other income, net	201	1,343
Adjusted EBITDA	$(2,402)	$(9,319)

(1)	Stock-based compensation: related to incentive plans and inducement awards and the Company’s replacement awards related to the Merger.

(2)	Related to the transaction costs associated with the merger.

AI Platform and services

Net loss for the AI Platform and services segment was $17.5 million and $0 for the three months ended September 30, 2026 and 2025, respectively, and $33.1 million and $0 for the nine months ended September 30, 2026 and 2025, respectively. Following the Asset Transfer, results for the AI Platform and services segment include residual activity related to the Legacy Business, which represented a net loss of $0.7 million for the three months ended September 30, 2026.

Adjusted EBITDA loss for the AI Platform and services segment was $3.2 million and $0 for the three months ended September 30, 2026 and 2025, respectively, and $5.6 million and $0 for the nine months ended September 30, 2026 and 2025, respectively.

The increase in adjusted EBITDA loss is due to the inclusion of results from the AI Platform and services business following the Merger with Corvex OpCo, which did not exist in the prior-year period, and reflects the early stage of commercialization, including investments in infrastructure and personnel.

Connected devices and services (Healthcare)

Following the Asset Transfer on June 30, 2026, there was no activity in the connected devices and services segment. Net income (loss) for the connected devices and services segment was $0 and $(4.0) million for the three months ended September 30, 2026 and 2025, respectively, and $(2.2) million and $(12.4) million for the nine months ended September 30, 2026 and 2025, respectively.

Adjusted EBITDA loss for the connected devices and services segment was $0 and $1.9 million for the three months ended September 30, 2026 and 2025, respectively, and $2.4 million and $9.3 million for the nine months ended September 30, 2026 and 2025, respectively.

The decreases in adjusted EBITDA loss of $1.9 million and $6.9 million for the three and nine months ended September 30, 2026 are primarily due to the Asset Transfer on June 30, 2026 and reduced operating expenses as the Company downsized its Legacy Business prior to the Asset Transfer.

Liquidity and Capital Resources

On March 19, 2026, we completed the acquisition of Corvex OpCo and determined that the Company is the accounting acquirer. Accordingly, periods prior to the acquisition reflect the historical financial statements of the Company, and the results of Corvex OpCo are included beginning on the acquisition date. As a result, the liquidity and capital resources information for the three and nine months ended September 30, 2026 is not directly comparable to the prior-year period.

We have incurred significant operating losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $201.7 million as of September 30, 2026. We expect to continue to incur net losses for the foreseeable future as we continue to invest in the development and expansion of our AI cloud computing business.

As of September 30, 2026, we had cash and cash equivalents of approximately $42.0 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

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

Sources of Liquidity

As of September 30, 2026, we had cash and cash equivalents of $42.0 million. During the nine month period ended September 30, 2026, we used $16.6 million of cash in operating activities. On September 2, 2026, the Company closed the Private Placement of an aggregate of (i) 3,904,970 shares of common stock at a price per share of $7.75, and (ii) 353.098 shares of the Company’s Series D Preferred Stock at a purchase price per share of $7,750.00. The Company received gross proceeds of approximately $33 million. In October 2026, we entered into the Sales Agreement with Chardan Capital Markets LLC, or Chardan, to sell shares of our common stock, from time to time, through an ATM equity offering program.

On August 3, 2026, Corvex Primus LLC, a subsidiary of the Company, entered into the GPU Loan Agreement with GPU Finance Ltd., a subsidiary of the USD.AI Foundation, as initial lender, and Corvex Primus Holdco LLC, as parent, establishing a secured equipment financing facility to fund the purchase of GPU servers and related infrastructure for the Company’s AI Factory data centers. Corvex OpCo provided a limited guaranty of the borrower’s obligations pursuant to a Limited Guaranty Agreement. Under the initial draw (Series A), funded on August 3, 2026 and secured by substantially all of the assets of Corvex Primus LLC, including GPU servers, related equipment and its customer contract, the Company borrowed $7,500,000 in principal, bearing interest at 10.0% per annum (15.0% upon default), amortizing on a mortgage-style basis over a three-year term maturing September 1, 2029. The Company funded a Required Reserve Deposit of $724,565.50 (stepping down over the term absent a continuing event of default) and paid an upfront fee of $150,000. The GPU Loan Agreement permits the Company to request additional draws (Series) in the future, subject to the lender’s consent and satisfaction of specified conditions, with all draws (Series) cross-collateralized.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(16,567)	$(9,008)
Net cash provided by (used in) investing activities	20,016	—
Net cash provided by (used in) financing activities	36,439	3,106
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,888	$(5,902)

Cash Flows from Operating Activities

During the nine months ended September 30, 2026, the Company used cash of $16.6 million in operating activities, as compared to $9.0 million used in operating activities during the nine months ended September 30, 2025.

The $16.6 million used in operating activities during the nine months ended September 30, 2026 was primarily attributable to our net loss of $35.3 million during the period. The net loss was   partially offset by non-cash items, including stock-based compensation, totaling $27.7 million, and was further increased by net changes in our operating assets and liabilities, which used cash of $8.9 million.

The $9.0 million used in operating activities during the nine months ended September 30, 2025 was primarily attributable to our net loss of $12.4 million during the period. The net loss was offset by changes in our operating assets and liabilities totaling $28 thousand and by non-cash items, including stock-based compensation, totaling $3.4 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, the Company provided cash of $20.0 million in investing activities, consisting of cash received as part of the Merger totaling $36.7 million, reduced by purchases of property and equipment in the amount of $16.0 million and $643 thousand of capitalized software expenditures, mainly related to the AI cloud operations.

During the nine months ended September 30, 2025, the Company used no cash in investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, financing activities provided cash of $36.4 million, primarily from net proceeds of $31.0 million from the Private Placement and $7.4 million from loans payable, net of lender fees, partially offset by $1.9 million in payments on the Company’s finance leases, $279 thousand of debt issuance costs and $180 thousand of repayments of loans payable. Proceeds from the exercise of stock options were $464 thousand.

During the nine months ended September 30, 2025, financing activities provided cash of $3.1 million, consisting of net proceeds of $1.6 million from the issuance of common stock and $1.5 million from the Bridge Loan (related party).

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

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating leases, financing leases and the GPU Loan Agreement. See Note 9 and Note 13 to the consolidated financial statements for amounts outstanding for the GPU Loan Agreement, operating leases and financing leases on September 30, 2026.

Critical Accounting Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include but are not limited to the following: stock-based compensation, recognition of intangible assets in a business combination, leases, income taxes, impairment of long-lived assets, and goodwill. Actual results could differ from those estimates.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no provision or benefit from income taxes during the three and nine months ended September 30, 2026 and 2025, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets subject to amortization and property and equipment subject to depreciation, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets is assessed by comparing the undiscounted future cash flows expected to be generated by the asset to its carrying value. If the carrying amount of a long-lived asset exceeds the expected undiscounted cash flows, an impairment loss is recognized in an amount equal to the excess of the asset’s carrying value over its fair value. Fair value is determined using valuation techniques such as discounted cash flow models, market comparisons, and, where applicable, independent third-party appraisals. No impairment losses were recorded during the three and nine months ended September 30, 2026 and 2025.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in the Merger and was $519.2 million as of September 30, 2026, all of which is assigned to the AI Platform and services reporting unit. Goodwill is not amortized but is tested for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Estimating the fair value of the reporting unit requires significant judgment, including assumptions regarding forecasted revenue growth, operating margins, capital expenditures and discount rates, as well as market-based inputs such as our market capitalization and an appropriate control premium.

Subsequent to September 30, 2026, the market price of our Common Stock has continued to decline, closing at $5.05 on November 9, 2026, which is below the $10.71 per share price used to measure the consideration transferred in the Merger, and our market capitalization is currently below the carrying amount of our stockholders’ equity of $598.3 million as of September 30, 2026. We are performing our annual goodwill impairment test as of October 1, 2026 and are evaluating whether the continued decline in our stock price after that date requires an additional interim impairment test during the fourth quarter of 2026. If we determine that the fair value of our reporting unit is less than its carrying amount, we will recognize a goodwill impairment charge equal to that excess, limited to the carrying amount of goodwill. Any such charge, which could be recognized as early as the fourth quarter of 2026, could be material to our results of operations and financial position.

Off-Balance Sheet Arrangements

At September 30, 2026, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that, due to the previously identified material weakness in our internal controls over financial reporting that is described below, our disclosure controls and procedures were not effective as of September 30, 2026, the end of the period covered by this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our 2025 Form 10-K, we identified the following material weaknesses as of December 31, 2025: (1) ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and did not maintain the other components of the COSO framework, including appropriate risk assessment, control activities, information and communication, and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning; (2) ineffective information technology (IT) general controls for certain information systems supporting its key financial reporting processes (Specifically, the Company did not design and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production and (d) operations controls to ensure appropriate interfacing between systems.); and (3) ineffective process-level controls which affect substantially all financial statement account balances and disclosures within the Company.

These material weaknesses had not been remediated as of September 30, 2026.

Remediation of Material Weaknesses

Management has initiated and continues to implement measures designed to address the deficiencies contributing to these material weaknesses and strengthen our internal control over financial reporting. In July 2026, we engaged a third-party advisory firm to assist management with our SOX readiness and remediation efforts. Our Audit Committee oversees the progress of these activities.

Our remediation efforts include:

●	Enhancing our risk assessment process by performing a comprehensive financial reporting risk assessment, identifying significant accounts and disclosures, and evaluating the financial reporting risks associated with our business processes and information systems.

●	Strengthening our entity-level control environment by developing and formalizing policies, procedures, and controls related to corporate governance, risk assessment, financial reporting oversight, segregation of duties, and ongoing monitoring activities.

●	Designing and enhancing business process controls by documenting key financial reporting processes, evaluating the design of existing controls, identifying control gaps, and developing recommendations to establish new controls or strengthen existing controls.

●	Enhancing IT general controls by assessing risks related to logical access, change management, IT operations, and system development; developing controls to address identified deficiencies across systems supporting financial reporting; and incorporating appropriate access management, change management, data integrity, and other relevant control requirements into new system implementations.

●	Engaging internal and external resources to support the design, implementation, documentation, and ongoing monitoring of our internal control over financial reporting.

Management continues to evaluate and implement these measures, including incorporating control enhancements into ongoing system implementations and business process improvements.

While we believe these efforts will strengthen our internal control over financial reporting, our remediation activities remain ongoing. The material weaknesses will not be considered fully remediated until the applicable controls have been implemented, have operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

We cannot provide assurance that our remediation efforts will be successful or that additional material weaknesses will not be identified in the future.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2025 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. Except as set forth below, there have been no material changes to the risk factors disclosed therein.

We have recorded a significant amount of goodwill in connection with the Merger, and the recent decline in the market price of our Common Stock could result in a goodwill impairment charge that could materially adversely affect our results of operations and financial position.

As of September 30, 2026, we had goodwill of $519.2 million, representing approximately 83% of our total assets, all of which was recognized in connection with the Merger and assigned to our single reporting unit. The amount of goodwill recognized was based in part on the market price of our Common Stock at the closing of the Merger, which was used to measure the consideration transferred. We test goodwill for impairment annually as of October 1, and more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of our reporting unit is below its carrying amount. A sustained decline in the market price of our Common Stock and our market capitalization is one such indicator. Since the Merger, the market price of our Common Stock has been volatile and has declined significantly, from a closing price of $21.71 on June 30, 2026 to $5.05 on November 9, 2026, and our market capitalization is currently below the carrying amount of our stockholders’ equity. Other factors that could indicate impairment include slower-than-expected growth in customer demand or revenue, delays in deploying or commencing services on new infrastructure, increases in our cost of capital or in market interest rates, adverse changes in the AI infrastructure market or competitive environment, and our inability to achieve our projected operating results. If we determine that the fair value of our reporting unit is less than its carrying amount, we will be required to record a non-cash impairment charge, which could be up to the full carrying amount of our goodwill. We are currently performing our annual impairment test, and any impairment charge could be recognized as early as the fourth quarter of 2026. Although an impairment charge would not affect our cash, it could have a material adverse effect on our results of operations and stockholders’ equity and could negatively affect the market price of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Appointment of New Chief Accounting Officer

Effective as of November 12, 2026, the Company appointed Brian Dostie as its Chief Accounting Officer. Prior to joining the Company, Mr. Dostie served as the interim Chief Financial Officer of BARK, Inc. from April 2026 to September 2026, and as Vice President, Accounting and Controller and principal accounting officer from May 2023 to March 2026, leading the Company’s accounting team, including financial and SEC reporting, accounting, internal controls, and treasury. Prior to that, Mr. Dostie served as Interim Chief Financial Officer and Vice President, Accounting and Controllership of 80 Acres Urban Agriculture, Inc., where he oversaw various financial functions including accounting and reporting, audit, and treasury from October 2021 to April 2023. Prior to that role, he served at National Instruments Corporation, formerly a public company, for over 20 years. His most recent role at National was Corporate Controller, from May 2018 to September 2021, where he was responsible for accounting, SEC reporting, FP&A, internal audit, treasury, and finance shared services. While at National Instruments Corporation, Mr. Dostie led the finance diligence, funding and purchase price accounting for the $365 million all-cash acquisition of OptimalPlus, Ltd., the largest acquisition in the company’s history. In addition, he formed and managed the global FP&A organization, oversaw the billion-dollar budget and strategic planning process and led the transition of the finance organization from a distributed model to a matrix, global shared services model. Mr. Dostie earned a B.B.A. in Finance from the University of Cincinnati, and an M.B.A. from Rutgers University.

Mr. Dostie joined the Company on October 26, 2026 as Corporate Controller. In connection with his appointment, the Company entered into an employment agreement with Mr. Dostie (the “Employment Agreement”), pursuant to which he will receive an annual base salary of $350,000 and an annual discretionary bonus of up to $100,000. The Company will also reimburse Mr. Dostie up to $60,000 for relocation expenses. Pursuant to the Employment Agreement, Mr. Dostie was granted 104,416 restricted stock units, which will vest in four equal annual installments. The vesting of such equity awards is subject to Mr. Dostie’s continued employment with the Company.

If Mr. Dostie is terminated without cause or resigns for good reason, he will be entitled under the Employment Agreement to receive certain severance benefits including (1) a severance payment in an amount equal to nine times his monthly base salary plus 9 months of premium payments for COBRA coverage for health, dental and vision coverage, (2) a prorated target bonus for the year of termination, and (3) prorated accelerated vesting of all time-based equity awards (based on the number of days of employment during the vesting period and, with respect to each award, reduced by the number of shares or units previously vested during the vesting period).

There are no arrangements or understandings between Mr. Dostie and any other person pursuant to which he was appointed as an officer of the Company. Mr. Dostie is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Upon his appointment as Chief Accounting Officer, Mr. Dostie will replace Chance Moreland as chief accounting officer. Mr. Moreland will remain Chief Financial Officer and principal financial officer.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1#

Amended and Restated Agreement and Plan of Merger, dated as of March 19, 2026, by and among Movano Inc., Corvex, Inc., and Thor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2021)
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2023)
3.3	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2024)
3.4	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2024)
3.5	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.6	Certificate of Designations for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025)
3.7	Certificate of Designations for Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.8	Certificate of Designations for Series C Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.9	Certificate of Designations for Series D Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
3.10	Certificate of Increase of Series D Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2026)
3.11	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on March 19, 2026)
4.1	Specimen Certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2021)
4.3	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2018 private placement offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.4	Form of Amended and Restated Warrant to Purchase Common Stock issued to the placement agent in the Registrant’s 2019 private placement offering (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.5	Form of Warrant to Purchase Common Stock issued in 2020 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 filed on February 2, 2021)
4.6	Form of Warrant to Purchase Common Stock issued in 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.7	Warrant Agent Agreement, dated January 31, 2023, by and between the Registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2023)
4.8	Form of Pre-Funded Warrant issued in April 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.9	Form of Warrant issued in April 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024)
4.10	Form of Warrant issued in August 2024 (incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2024)
10.1	Securities Purchase Agreement, dated August 31, 2026, by and between Corvex, Inc. and each purchaser listed on the signature pages therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2026)
10.2	Registration Rights Agreement dated August 31, 2026, by and between Corvex, Inc. and each purchaser listed on the signature pages therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 2, 2026)
10.3	At-the-Market Sales Agreement, dated as of October 14, 2026, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2026)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	The schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVEX, INC.

Date: November 12, 2026	By:	/s/ Jay Crystal
Jay Crystal
Co-Chief Executive Officer
(Principal Executive Officer)

CORVEX, INC.

Date: November 12, 2026	By:	/s/ Chance Moreland
Chance Moreland
Chief Financial Officer
(Principal Financial and Accounting Officer)